Form 10-K
period 1993-12-31
UNITED TELEPHONE CO OF OHIO
filed 1994-03-30
CIK 101839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K


(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from . . . . . . . . . .to. . . . . . .. . . . . . .
Commission file number 1-7014

                          UNITED TELEPHONE COMPANY OF OHIO
               (Exact name of registrant as specified in its charter)

                  OHIO                                         34-0971501
(State or other jurisdiction of incorporation or org.)  (I.R.S. Employer ID No.)
    Post Office Box 3555, Mansfield, Ohio                                  44907
   (Address of principal executive offices)                           (Zip Code)

                                   419/755-8011
                (Registrant's telephone number, including area code)


             Securities registered pursuant to Section 12(b) of the Act:

                                      None

                               (Title of class)

             Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                (Title of class)
      The registrant meets the conditions set forth in General Instruction J(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no voting stock held by non-affiliates. There are 509,480 common shares, $100 stated value, outstanding at February 28, 1994.

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K


(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from . . . . . . . . . .to. . . . . . . . . . . . .
Commission file number 1-7014

                          UNITED TELEPHONE COMPANY OF OHIO
               (Exact name of registrant as specified in its charter)

                  OHIO                                         34-0971501
(State or other jurisdiction of incorporation or org.) (I.R.S. Employer ID No.)
    Post Office Box 3555, Mansfield, Ohio
   (Address of principal executive office)                            (Zip Code)

                                     419/755-8011
                 (Registrant's telephone number, including area code)


              Securities registered pursuant to Section 12(b) of the Act:

                                        None

                                  (Title of class)

              Securities registered pursuant to Section 12(g) of the Act:

                                        None

                                  (Title of class)

      The registrant meets the conditions set forth in General Instruction J(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      There is no voting stock held by non-affiliates. There are 509,480 common shares, $100 stated value, outstanding at February 28, 1994.

UNITED TELEPHONE COMPANY OF OHIO
Securities and Exchange Commission
Form 10-K, Part I, December 31, 1993



Item 1.     Business

     United Telephone Company of Ohio (Company), a wholly-owned subsidiary of Sprint Corporation (Sprint), was incorporated under the laws of the State of Ohio in 1965 and subsequently succeeded by acquisition or merger to the business of several other telephone operating companies in Ohio.

     In 1990, the Company combined its administrative offices with United Telephone Company of Indiana, Inc. (United of Indiana), an affiliate. Each company retains a separate legal identity.

     The Company is engaged in the business of furnishing communications services consisting mainly of local and long-distance services and network access. It provides service to 507,111 access lines in 164 exchange areas. No other company furnishes local telephone service in any of the exchange areas served by the Company.


     Revenues from telephone and other communications services constitute about 91% of the Company's total operating revenues. The remaining 9% of total operating revenues is, in large part, contributed by directory advertising, billing and collection services, operator services, facility leases, and non-regulated sales. A significant portion of the Company's network access revenues are derived from access charge billings to AT&T Communications, Inc. (AT&T).


     The Company's operating area includes approximately 8,700 square miles or 21% of the geographical area of the State of Ohio and contains approximately 10% of the State's population. Approximately 34% of the Company's 507,111 access lines in service are located in the five exchange areas of Warren, Mansfield, Lima, Wooster and Mount Vernon. The service areas contain a variety of both large and commercial and agricultural businesses.


     In addition to furnishing local service, the Company's central offices and long-distance lines are connected with other independent telephone companies and with the nationwide long-distance networks of interexchange carriers, primarily AT&T. Long-distance calls may thus be made to any telephone in the United States and most other countries. Other telecommunications services, for the most part furnished in conjunction with other telephone companies, include facilities for private line service, data transmission, mobile radio telephone and wide area long-distance service.

     The Company has two wholly-owned subsidiaries. United Telephone Communications Services of Ohio, Inc. offers terminal equipment and inside wire leasing and maintenance services to the residential and business markets. United Telephone Long Distance, Inc. offers one-plus, interLATA long-distance service.


                                  (Page 2)

                                                                  United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

Item 1.     Business (continued)

     The following table summarizes access lines in service at the end of each of the last five years, together with the number of originating long-distance messages placed during those years.


                           1993         1992         1991         1990        1989
                     -----------  -----------  -----------  -----------  -----------

CLASS OF SERVICE
 Business
   Access lines           71,376       64,418       57,865       53,879       50,385
   Paystation              4,816        4,807        4,787        4,723        4,803
   Trunks                 34,652       33,967       33,362       32,081       30,868
                     -----------  -----------  -----------  -----------  -----------
     Total Business      110,844      103,192       96,014       90,683       86,056
                     -----------  -----------  -----------  -----------  -----------

 Residence
   One party             374,188      359,575      345,863      336,737      329,178
   Two party               7,492        7,840        8,948       10,272       11,323
   Four party             14,587       18,719       22,315       25,943       30,571
                     -----------  -----------  -----------  -----------  -----------
     Total Residence     396,267      386,134      377,126      372,952      371,072
                     -----------  -----------  -----------  -----------  -----------
 Total Access Lines      507,111      489,326      473,140      463,635      457,128
                     ===========  ===========  ===========  ===========  ===========
Long-Distance
 Messages Originated 275,556,965  262,504,896  221,736,855  215,964,203  199,895,161
                     ===========  ===========  ===========  ===========  ===========


    On December 31, 1993, the Company had 2,767 employees, of which 1,315 employees are members of either the International Brotherhood of Electrical Workers or the Communications Workers of America. The remaining employees of the Company are not represented by any collective bargaining unit.

    Compliance with federal, state and local provisions relating to the protection of the environment has had no material effect upon capital expenditures or earnings of the Company, and future effects are not expected to be significant.

     Effective January 1, 1991, the Federal Communications Commission (FCC) adopted a price caps regulatory format for the Regional Bell Operating Companies and the GTE local exchange companies. Other local exchange companies
(LECs) could volunteer to become subject to the price caps regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price caps regulation, and under the form of the plan adopted, the Company has an opportunity to earn up to a 14.25 percent rate of return on investment.

     The potential for more direct competition with LECs is increasing. At the state level, the Public Utilities Commission of Ohio (PUCO) was challenged in 1990 with responding to the issue of franchise boundaries for LECs. The PUCO was requested in two separate cases to rule on whether a LEC can provide dial tone service to a customer located in the franchise territory of a different
LEC. The PUCO has not ruled on this issue but will be pressured to do so as the future of the local exchange franchise continues to be questioned and as it is faced with competition as a result of technological advancements.

                                      (Page 3)

                                                               United of Ohio
                                                               Form 10-K,Part I
                                                               December 31, 1993

Item 1.     Business (continued)

     The PUCO also continued to debate extended area service (EAS) in 1993 regarding the definition of more stringent guidelines for specific EAS requests. A generic docket is before the PUCO but has not been ruled upon. In the meantime, the PUCO has continued to rule in favor of extended local calling (a measured form of EAS), as recommended by the Company (resulting in the cost causer being the cost payer), rather than traditional flat rate EAS.

     At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition in many states. Additionally, the FCC has assisted Competitive Access Providers (CAPs) in providing access to interexchange carriers and end users by mandating that all Tier 1 LECs (including the Company) allow collocation of CAP equipment in LEC central offices. The FCC's decision regarding collocation is under appeal to the U.S. Court of Appeals for the D.C. Circuit. In October 1992, the FCC adopted a new rate structure and new pricing rules for LEC-provided switched transport. It is considered an interim rate structure (approximately two years) while the FCC determines a long-term structure. Rates were developed such that the impact of this new rate structure will be revenue-neutral for the Company. The new rates went into effect on December 30, 1993.

     The extent and ultimate impact of competition on the Company will continue to depend, to a considerable degree, on FCC and PUCO actions, court decisions and possible federal or state legislation. Legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in both houses of the U.S. Congress.

Item 2.     Properties

     The properties of the Company consist principally of land, structures, facilities and equipment used in providing telephone service and are in good operating condition. Substantially all of the telephone properties are subject to the lien securing the Company's first mortgage bonds.

     Of the Company's investment in telephone plant in service as of December 31, 1993, central office equipment represented approximately 37%; cable and wire facilities, 45%; telephone instruments and related equipment installed on subscribers' premises, 4%; land and buildings, 6%; and other telephone plant, 8%.

     The following table shows gross additions to, and retirements of, properties of the Company for each of the years in the five year period ended December 31, 1993 (in thousands of dollars):

         Gross Property          Gross                            Gross Property
          at Beginning          Property        Retirements           at End
             of Year           Additions         or  Sales           of Year

1993           $992,555          $74,587            $36,609           $1,030,533
1992            944,646           76,856             28,947              992,555
1991            902,252           76,131             33,737              944,646
1990            850,631           78,706             27,085              902,252
1989            818,228           62,686             30,283              850,631


                                      (Page 4)

                                                               United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

Item 3.     Legal Proceedings

      No material legal proceedings are pending to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.     Submission of Matters to a Vote of Security Holders

      Omitted under the provisions of General Instruction J.

Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters

      The Registrant is a wholly-owned subsidiary of Sprint, and consequently its common stock is not traded.

Item 6.     Selected Financial Data

      The table set forth below presents significant financial data for each of the years in the five year period ended December 31, 1993 (in thousands of dollars):

                                 1993       1992       1991      1990      1989

Operating Revenues            $398,089   $371,806   $351,973  $343,005  $343,328

Net Income (1)                $ 34,741   $ 42,896   $ 41,238   $40,969  $ 41,777

Total Assets                  $628,839   $596,282   $575,721  $557,214  $552,282

Long-Term Debt                $163,705   $167,386   $121,780  $122,876  $130,282
(excludes current maturities)

(1) During 1993, nonrecurring charges of $12.8 million were recorded representing the Company's portion of the costs associated with the merger of Sprint and Centel Corporation. Such charges reduced 1993 net income by $8.3 million.

      Earnings and dividend per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Development - Sprint/Centel Merger

      Effective March 9, 1993, Sprint consummated its merger with Centel Corporation, a telecommunications company with local exchange and cellular/wireless communications services operations (see Note 2 of "Notes to Consolidated Financial Statements" for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $12.8 million, which reduced 1993 net income by approximately $8.3 million.



                                      (Page 5)

                                                                  United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

Item 7     Management's Discussion (continued)

Liquidity and Capital Resources

      During 1993, cash from operating activities exceeded capital expenditures by $2.8 million, continuing to indicate the Company's strong liquidity and financial position. The Company maintains its commitment to provide its subscribers the most technologically advanced telecommunications equipment. Accordingly, the Company continually replaces and constructs new facilities, and the 1993 construction program continued that emphasis. The actual expenditures for property, plant and equipment were $74.6 million in 1993, $76.9 million in 1992, and $76.1 million in 1991. The planned construction expenditures in 1994 are expected to approximate $77.1 million, as the increasing demand for interexchange access services requires the placement of high-capacity fiber optic facilities. The Company anticipates that the funds for this program will be supplied by operating activities and short-term borrowings.

      The demand for telephone services is relatively constant and usually generates a non-cyclical cash in-flow. During 1993, operating activities generated cash of $77.4 million, compared to $111.1 million in 1992 and $109.4 million in 1991. The decrease from 1992 to 1993 is attributable to increased accounts receivable, decreased accounts payable, and expenditures related to merger and restructuring costs.

      Adequate depreciation rates remain critical to the Company due to the large investment in telecommunications plant and equipment. To ensure the timely recovery of capital, the Company has historically sought to obtain higher depreciation rates from the PUCO. Effective January 1, 1989, the PUCO allowed a maximum ten-year period for amortizing a depreciation reserve deficiency of $54.5 million, and gave the Company the option to accelerate the amortization for book purposes. Included in depreciation expense for 1993, 1992 and 1991 is amortization of $5.4 million each year. At December 31, 1993, $26.1 million of the reserve deficiency remains to beamortized at a minimum of $5.4 million annually.

      Net cash used by financing activities was $4.3 million. The Company issued $40 million of First Mortgage Bonds, Series CC, due January 1, 2000. The proceeds from this issuance were used to repay advances from the parent company of $30 million, which were classified as long-term debt, and to fund capital construction. The Company early retired $76.0 million in long-term debt in 1993 with interest rates ranging from 6.875 percent to 9.0 percent. These retirements were refinanced on a long-term basis with the issuance of Series DD, due June 1, 2000 for $30 million and Series EE, due June 1, 2005 for $35 million at rates of 6.5 percent and 7.25 percent, respectively. No dividends were declared in 1993.

      At December 31, 1993, the composition of the Company's capital structure was 61.4 percent common equity and 38.6 percent long-term debt. This compares to a year-end capital structure comprised of 57.6 percent common equity and 42.4 percent long-term debt in 1992.

                                 (Page 6)

                                                               United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

Item 7     Management's Discussion (continued)

Results of Operations

      Operating revenues consist of local service, network access, long-distance network and miscellaneous. Local service revenues are derived from providing local telephone exchange services and leasing equipment. Network access revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long-distance calls in those instances where the long-distance service is not provided by the Company. Long-distance revenues are derived principally from providing long-distance services within designated areas. Miscellaneous revenues primarily relate to directory advertising, billing and collection services for interexchange carriers, operator services, network facility leases and sales of telecommunications equipment.

      Operating revenues in 1993 increased by $26.3 million or 7.1 percent from 1992. This increase in total operating revenues was universal to all revenue categories during the year.

      Access lines in 1993 grew by 17,785 or 3.6 percent compared to 1992. This growth trend was reflected in a 3.9 percent growth in local service revenue. Basic subscriber line revenue increased $4.6 million or 3.8 percent.

      Network access revenue increased by $9.7 million or 7.7 percent for the year ended December 31, 1993 compared to 1992. Increased usage, as indicated by a 5.0 percent growth in message volumes and a 7.2 percent growth in minutes of use, accounted for the increase.

      Long distance network revenue increased $4.8 million or 8.7 percent for the year ended December 31, 1993 compared to 1992. The increase can be attributed to increased volumes of messages and minutes of use in the current year.

      Other revenues increased $5.6 million or 17.8 percent for the year ended December 31, 1993 compared to 1992. Sales of telecommunication equipment increased $4.1 million due to increased sales of structured wire and PBX systems. Increased revenues from providing operator services also contributed to the increase.

      Operating expenses (including taxes) increased $34.0 million or 10.7 percent in 1993 compared to 1992. The major components of the current year's increase were increases in plant expense, customer operations, and merger, integration and restructuring costs.

      Plant expense increased $7.4 million or 6.7 percent. Repairs of buried cable increased $1.4 million due to the implementation of a new preventive cable maintenance program. General purpose computer and generic software expense increased $1.7 million resulting from increased purchases from Northern Telecom for central office switch conversions. Other plant nonspecific expenses increased $1.6 million, including network operations and access expense. Other increases in plant expense occurred in rearrangement and change activity.

      Customer operations expense increased $8.3 million or 20.6 percent for the year ended December 31, 1993. Sales and advertising expense increased $4.2 million in the current year as the Company continues to intensify its efforts to achieve increased market share in today's competitive environment. Call completion, number services, and business operations expense increased $1.7 million which is directly related to the increase in revenues derived from providing operator services.


                                      (Page 7)

                                                                  United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

Item 7     Management's Discussion (continued)


      Merger, integration and restructuring costs were $12.8 million in 1993 as discussed above.

      Other operating expense was $4.1 million higher in 1993 when compared to 1992 due to an increase of $4.0 million in cost of equipment sales.

      In addition to the increases discussed above, plant expense, customer operations expense and corporate operations expense also increased as a result of higher postretirement benefits costs due to the adoption of Statement of Financial Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The incremental cost associated with this change in accounting principle was approximately $6,550,000.

Effects of Inflation

      The effects of inflation on the operations of the Company were not significant during 1993, 1992 or 1991.

Recent Accounting Developments

       Effective January 1, 1994, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 1 of "Notes to Consolidated Financial Statements" for additional information).

      Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.

                                      (Page 8)

                                                                  United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

Item 8.     Financial Statements and Supplementary Data


                          UNITED TELEPHONE COMPANY OF OHIO
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Pages

Report of Independent Auditors                                             10

Consolidated Balance Sheets at December 31, 1993 and
 1992                                                                      11-12

Consolidated Statements of Income for each of the three
 years ended December 31, 1993                                             13

Consolidated Statements of Retained Earnings for each of
the three years ended December 31, 1993                                    14

Consolidated Statements of Cash Flows for each of the three
years ended December 31, 1993                                              15

Notes to Consolidated Financial Statements                                 16-27

                                  (Page 9)

                                                                  United of Ohio
                                                               Form 10-K, Part I
                                                               December 31, 1993

                           REPORT OF INDEPENDENT AUDITORS






The Board of Directors
United Telephone Company of Ohio



      We have audited the accompanying consolidated balance sheets of United Telephone Company of Ohio, a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Telephone Company of Ohio at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, United Telephone Company of Ohio changed its method of accounting for postretirement benefits in 1993.




                                              ERNST & YOUNG




Kansas City, Missouri
January 21, 1994
                                  (Page 10)

                          UNITED TELEPHONE COMPANY OF OHIO
                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1993 and 1992
                                   (In Thousands)


                                                              1993                1992
                                                           ----------          ---------
ASSETS
 CURRENT ASSETS
  Cash and equivalents                                     $      444          $   6,971
  Receivables
    Customers and other, net of allowance for doubtful
     accounts of $1,744 ($1,295 in 1992)                       39,882             32,827
    Interexchange carriers, net of allowance for doubtful
     accounts of $391 ($75 in 1992)                            17,243             15,375
    Affiliated companies                                       21,439              4,277
    Property tax                                               24,632             23,700
  Inventories                                                   4,427              5,077
  Prepaid expenses and other                                    4,257              3,088
                                                           ----------          ---------
                                                              112,324             91,315

 PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                                           57,560             56,378
  Telephone network equipment and outside plant               886,975            854,467
  Other                                                        70,113             63,201
  Construction in progress                                     15,885             18,509
                                                            ---------          ---------
                                                            1,030,533            992,555

  Less accumulated depreciation                             ( 563,015)         ( 523,975)

 DEFERRED CHARGES AND OTHER ASSETS                             48,997             36,387
                                                           ----------          ---------
                                                           $  628,839          $ 596,282
                                                           ==========          =========

                                      (Page 11)



                          UNITED TELEPHONE COMPANY OF OHIO
                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1993 and 1992
                                   (In Thousands)

                                                              1993                1992
                                                           --------            --------
LIABILITIES AND STOCKHOLDER'S EQUITY
 CURRENT LIABILITIES
  Current maturities of long-term debt                     $  1,587            $    553
  Accounts payable
    Vendors and other                                        19,885              24,730
    Interexchange carriers                                   17,283              16,659
    Affiliated companies                                      3,998               5,115
  Accrued taxes                                              55,487              53,167
  Advance billings                                            7,408               7,411
  Accrued vacation pay                                        7,234               6,860
  Other                                                      12,159              10,834
                                                           --------            --------
                                                            125,041             125,329

 LONG-TERM DEBT                                             163,705             167,386

 DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                      47,851              50,206
  Deferred investment tax credits                             8,206              11,503
  Other                                                      20,723              13,286
                                                           --------            --------
                                                             76,780              74,995

COMMITMENTS

COMMON STOCK AND OTHER STOCKHOLDER'S
  EQUITY
 Common stock, stated value $100 per share,
  authorized-1,000,000 shares, issued and
  outstanding-509,480 shares                                 50,948              50,948
 Capital in excess of stated value                           20,801              20,801
 Retained earnings                                          191,564             156,823
                                                           --------            --------
                                                            263,313             228,572



                                                           --------            --------
                                                           $628,839            $596,282
                                                           ========            ========





See accompanying notes to consolidated financial statements.


                                      (Page 12)

                          UNITED TELEPHONE COMPANY OF OHIO
                          CONSOLIDATED STATEMENTS OF INCOME
                    Years ended December 31, 1993, 1992 and 1991
                                   (In Thousands)

                                                    1993           1992           1991
                                                 --------       --------       --------
OPERATING REVENUES
 Local service                                   $164,612       $158,450       $153,695
 Network access service                           135,946        126,284        117,846
 Long distance service                             60,309         55,472         53,620
 Other                                             37,222         31,600         26,812
                                                 --------       --------       --------
                                                  398,089        371,806        351,973
OPERATING EXPENSES
 Plant expense                                    118,856        111,408        112,661
 Depreciation                                      76,454         74,487         72,960
 Customer operations                               48,753         40,415         32,352
 Corporate operations                              41,452         40,099         33,754
 Merger, integration and restructuring costs       12,816
 Other                                              9,388          5,249          4,720
 Taxes
  Federal income
    Current                                        22,418         23,415         21,027
    Deferred                                       (8,868)        (5,764)        (2,756)
    Deferred investment tax credits                (3,298)        (3,819)        (4,029)
  State, local and miscellaneous                   32,831         31,321         30,017
                                                 --------       --------       --------
                                                  350,802        316,811        300,706
                                                 --------       --------       --------

OPERATING INCOME                                   47,287         54,995         51,267


INTEREST CHARGES
 Short-term borrowings and long-term debt          12,354          10,480        10,874
 Other                                              1,396           2,525         1,901
                                                 --------       ---------      --------
                                                   13,750          13,005        12,775

OTHER INCOME
 Interest charged to construction                   1,044             874         1,622
 Other, net                                           160              32         1,124
                                                 --------       ---------      --------
                                                    1,204             906         2,746
                                                 --------       ---------      --------


NET INCOME                                       $ 34,741       $  42,896      $ 41,238
                                                 ========       =========      ========







See accompanying notes to consolidated financial statements.


                                      (Page 13)

                          UNITED TELEPHONE COMPANY OF OHIO
                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    Years ended December 31, 1993, 1992 and 1991
                                   (In Thousands)


                                        1993            1992           1991
                                     --------        --------       --------
BALANCE AT BEGINNING OF YEAR         $156,823        $156,951       $157,490

Net income                             34,741          42,896         41,238

Cash dividends                                        (43,024)       (41,777)
                                     --------        --------       --------
BALANCE AT END OF YEAR               $191,564        $156,823       $156,951
                                     ========        ========       ========

See accompanying notes to consolidated financial statements.


                                      (Page 14)

                          UNITED TELEPHONE COMPANY OF OHIO
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31, 1993, 1992 AND 1991
                                   (In Thousands)

                                                       1993        1992        1991
                                                    --------    --------    --------
OPERATING ACTIVITIES
 Net income                                         $ 34,741    $ 42,896    $ 41,238
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation                                       76,454      74,487      72,960
   Deferred income taxes and investment tax credits  (12,043)     (9,443)     (6,779)
   Changes in operating assets and liabilities
    Receivables, net                                 (26,085)     (2,335)     (1,945)
    Inventories                                          650        (565)        134
    Other current assets                              (2,101)     (1,289)       (490)
    Accounts payable                                  (5,338)     13,056      (2,569)
    Accrued expenses and other current liabilities     4,016        (219)     11,998
    Noncurrent assets and liabilities, net               744         469      (5,175)
    Other, net                                         6,391      (5,913)
                                                    --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             77,429     111,144     109,372


INVESTING ACTIVITIES
 Capital expenditures                                (74,587)    (76,856)    (76,131)
 Other, net                                           (5,094)     (4,779)     (4,407)
                                                    ---------   ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES                (79,681)    (81,635)    (80,538)

FINANCING ACTIVITIES
 Proceeds from long-term debt                        105,000      60,000
 Retirements of long-term debt                      (106,503)    (44,938)     (7,390)
 Increase (decrease) in advances from parent company              (1,170)     22,475
 Dividends paid                                                  (43,024)    (41,777)
 Other, net                                           (2,772)       (550)
                                                    ---------   ---------   ---------
NET CASH USED BY FINANCING ACTIVITIES                 (4,275)    (29,682)    (26,692)

INCREASE (DECREASE)IN CASH AND EQUIVALENTS            (6,527)       (173)      2,142

CASH AND EQUIVALENTS AT BEGINNING OF YEAR              6,971       7,144       5,002
                                                    --------    --------    --------

CASH AND EQUIVALENTS AT END OF YEAR                 $    444    $  6,971    $  7,144
                                                    ========    ========    ========

See accompanying notes to consolidated financial statements.



                                       (Page 15)

                           UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993




1.   ACCOUNTING POLICIES


     United Telephone Company of Ohio is engaged in the business of providing communications services, principally local, network access and long distance services in Ohio. The principal industries in its service area include a variety of both large and small industrial, commercial and agricultural businesses.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of United Telephone Company of Ohio, and its wholly-owned subsidiaries, United Telephone Long Distance, Inc. (UTLD) and United Telephone Communications Services of Ohio, Inc., collectively referred to as the "Company". All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

     The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", which requires the accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

     Certain amounts in the accompanying consolidated financial statements for 1992 and 1991 have been reclassified to conform to the presentation of amounts in the 1993 consolidated financial statements. These reclassifications had no effect on net income in either year.

Cash and Equivalents

     Cash equivalents generally include highly liquid investments with original maturities of three months or less and are stated at cost, which approximates market value.

Inventories

     Inventories consist of materials and supplies, stated at average cost, and equipment held for resale, stated at the lower of average cost or market. The sales inventory balances were $377,000 and $291,000 at December 31, 1993 and 1992, respectively.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.





                                      (Page 16)

                          UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993


1.   ACCOUNTING POLICIES (continued)


Depreciation

     Depreciation expense is generally computed on a straight-line basis over estimated useful lives as prescribed by regulatory commissions. As ordered by the Public Utilities Commission of Ohio (PUCO), the Company recorded an amortization of a reserve deficiency to depreciation expense in the amount of $5,447,000 in 1993, 1992 and 1991, which reduced net income by $3,149,000,
$3,122,000 and $3,145,000, respectively. Average annual composite depreciation rates, excluding the nonrecurring charges, were 7.5 percent for 1993, 7.3 percent for 1992 and 7.5 percent for 1991.

Income Taxes

     Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

     Effective January 1, 1992, the Company changed its method of accounting for income taxes by adopting SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to accounting for income taxes. Under the provisions of SFAS No. 109, the Company adjusted existing deferred income tax amounts, using current tax rates, for the estimated future tax effects attributable to temporary differences between the tax bases of the Company's assets and liabilities and their reported amounts in the financial statements. The Company's principal temporary difference results from using different depreciable lives and methods with respect to its property, plant and equipment for tax and financial reporting purposes.

     As a result of corporate income tax rate reductions in prior years and the previous income tax accounting standards which did not permit accumulated deferred income tax amounts to be adjusted for subsequent tax rate changes, adoption of SFAS No. 109 resulted in a decrease in the amount of deferred income tax liabilities recorded. However, because this decrease will accrue to the benefit of the Company's customers through future telephone rates established by the Company's regulators, this decrease in deferred income tax liabilities has been reflected as a regulatory liability in the Company's financial statements. Additionally, deferred income taxes were not provided in prior years in those instances where the Company's regulators did not recognize such deferred income taxes for ratemaking purposes. Upon adoption of SFAS No. 109, the Company recognized deferred income tax liabilities for those temporary differences for which deferred income taxes had not previously been provided. Corresponding regulatory assets were also recorded by the Company to reflect the anticipated recovery of such taxes in future telephone rates based on actions of the Company's regulators.

     Accordingly, the adoption of SFAS No. 109 had no significant effect upon the Company's 1992 net income. As allowed by SFAS No. 109, prior years' consolidated financial statements were not restated.

     During 1991, in accordance with Accounting Principles Board Opinion (APB) No. 11, deferred income taxes were provided for all differences in timing of reporting income and expenses for financial statement and income tax purposes, except for items that were not allowable by the Federal Communications Commission (FCC) or the PUCO, as an expense for rate-making purposes.

                                      (Page 17)

                           UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993

1.   ACCOUNTING POLICIES (continued)

Income Taxes (continued)

     Investment tax credits (ITC) are deferred and amortized over the useful life of the related property. The Tax Reform Act of 1986 effectively eliminated ITC after December 31, 1985.

Postretirement Benefits

     Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits (principally health care benefits) provided to certain retirees by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of the expected cost of providing postretirement benefits to employees and their dependents or beneficiaries during the years employees earn the benefits. As permitted by SFAS No. 106, the Company elected to recognize the obligation for postretirement benefits already earned by its current retirees and active work force as of January 1, 1993, by amortizing such obligation on a straight-line basis over a period of twenty years.

     During 1992 and 1991, the Company expensed postretirement benefits as such costs were paid.

Postemployment Benefits

     Effective January 1, 1994, the Company will adopt SFAS No 112, "Employers' Accounting for Postemployment Benefits." Under the new standard, the Company is required to recognize certain previously unrecorded obligations for benefits provided to former or inactive employees and their dependents, after employment but before retirement. Postemployment benefits offered by the Company include severance, workers' compensation and disability benefits, including the continuation of other benefits such as health care and life insurance coverage. As required by the standard, the Company will recognize its obligations for postemployment benefits through a cumulative adjustment in the consolidated income statement. The resulting nonrecurring, non-cash charge will not significantly impact the Company's 1994 net income. Adoption of this standard is not expected to significantly impact future operating expenses.

Interest Charged to Construction

     In accordance with the Uniform System of Accounts, as prescribed by the FCC, interest is capitalized on those telephone plant construction projects for which the estimated construction period exceeds one year. In addition, the PUCO has ordered that the Company also capitalize interest during construction on short-term projects.

2.   MERGER AND INTEGRATION COSTS

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock.

                                      (Page 18)

                           UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993

2.   MERGER AND INTEGRATION COSTS (continued)

     The operations of the merged companies are being integrated and restructured to achieve efficiencies which are expected to yield significant operational synergies and cost savings. The transaction costs associated with the merger and the estimated expenses of integrating and restructuring the operations of the two companies resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12,816,000, which reduced 1993 net income by approximately $8,300,000.

3.   EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

     Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

     The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1993, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

     The components of the net pension credits and related assumptions are as follows (in thousands):

                                                    1993       1992      1991

Service cost - benefits earned during the period $  3,222   $  3,044   $ 2,948
Interest cost on projected benefit obligation       8,972      8,513     7,912
Actual return on plan assets                      (27,975)   (10,400)  (44,237)
Net amortization and deferral                       7,391     (6,914)   27,854
                                                 ---------  ---------  --------

Net pension credit                               $ (8,390)  $ (5,757)  $(5,523)
                                                 =========  =========  ========

Discount rate                                       8.00%      8.50%     8.50%
Expected long-term rate of return on plan assets 9.50% 8.25% 8.25% Anticipated composite rate of future increases in
  compensation                                      5.50%      6.33%     7.02%










                                      (Page 19)

                           UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993


3.   EMPLOYEE BENEFIT PLANS (continued)


Defined Benefit Pension Plan (continued)

     The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in thousands):

                                                             1993        1992

Actuarial present value of pension benefit obligations

  Vested benefit obligation                              $(112,517)   $ (96,112)
                                                         ---------    ---------
  Accumulated benefit obligation                         $(126,977)   $(106,179)
                                                         ---------    ---------
  Projected benefit obligation                           $(135,615)   $(114,879)
Plan assets at fair value                                  231,371      209,165
Plan assets in excess of the projected                   ---------    ---------
  benefit obligation                                        95,756       94,286
Unrecognized net gains                                     (38,781)     (36,062)
Unrecognized prior service cost (benefit)                    4,956       (2,681)
Unamortized portion of transition asset                    (29,654)     (32,949)
                                                         ---------    ---------
Prepaid pension cost                                     $  32,277    $  22,594
                                                         =========    =========

     The projected benefit obligations as of December 31, 1993 and 1992, were determined using a discount rate of 7.50% for 1993 and of 8.00% for 1992, and anticipated composite rates of future increases in compensation of 4.50% for 1993 and of 5.50% for 1992.

Defined Contribution Plans

     Sprint sponsors two defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions equal to 50 percent of participants' contributions up to 6 percent of their base compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock price in comparison to other telecommunications companies. The Company's contributions to the plans aggregated $2,280,000, $1,612,000 and $1,651,000 in 1993, 1992 and 1991, respectively.

Postretirement Benefits

     The Company provides other postretirement benefits (principally health care benefits) to certain retirees. Substantially all employees who retired from the Company before January 1, 1991, became eligible for these postretirement benefits at no cost to the retirees. Employees retiring after such date, who meet specified age and years of service requirements, are eligible for these benefits on a shared cost basis, with the Company's portion of the cost determined by the retirees' years of credited service at retirement. The Company funds the accrued costs as benefits are paid.

                                      (Page 20)

                          UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993


3.   EMPLOYEE BENEFITS PLAN (continued)


Postretirement Benefits (continued)

     For regulatory purposes, the FCC permits recognition of net postretirement benefits costs, including amortization of the transition obligation, in accordance with SFAS No. 106.

     The components of the 1993 net postretirement benefits cost are as follows (in thousands):

     Service cost -- benefits earned during the period                   $ 1,857
     Interest on accumulated postretirement benefits obligation            5,325
     Amortization of transition obligation                                 3,395
                                                                         -------
     Net postretirement benefits cost                                    $10,577
                                                                         =======

     For measurement purposes, an annual health care cost trend rate of 13 percent was assumed for 1993, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed trend rate would have increased the 1993 net postretirement benefits cost by approximately $1,721,000. The weighted average discount rate for 1993 was 8 percent.

     The cost of providing health care benefits to retirees was $2,016,000 and $1,698,000 in 1992 and 1991, respectively.

     The amount recognized in the consolidated balance sheet as of December 31, 1993, is as follows (in thousands):

     Accumulated postretirement benefits obligation
       Retirees                                                        $25,224
       Active plan participants -- fully eligible                       19,382
       Active plan participants -- other                                26,499
                                                                       -------
                                                                        71,105

     Unrecognized net gains                                              2,005
     Unrecognized transition obligation                                (64,514)

     Accrued postretirement benefits cost                              $ 8,596

     The accumulated benefits obligation as of December 31, 1993, was determined using a discount rate of 7.5 percent. An annual health care cost trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligations as of December 31, 1993, by approximately $10,239,000.







                                           (Page 21)

                               UNITED TELEPHONE COMPANY OF OHIO
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       December 31, 1993


4.   INCOME TAXES

      The components of federal and state income tax expense are as follows (in thousands):

                                                     1993       1992      1991
                                                   -------    -------   -------
Federal income taxes
  Current                                          $22,418    $23,415   $21,027
  Deferred                                          (8,868)    (5,764)   (2,756)
  Amortization of deferred ITC                      (3,298)    (3,819)   (4,029)
                                                   -------    -------   -------
                                                    10,252     13,832    14,242
                                                   -------    -------   -------
State income taxes
  Current                                             (341)       118       203
  Deferred                                             123        140        24
                                                   -------    -------   -------
                                                      (218)       258       227
                                                   -------    -------   -------
Total income tax expense                           $10,034    $14,090   $14,469
                                                   =======    =======   =======

      The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 are as follows (in thousands):

                                                     1993       1992      1991
                                                   -------    -------   -------
Federal income tax at the statutory rate           $15,671    $19,375   $18,940
Less amortization of deferred ITC                   (3,298)    (3,819)   (4,038)
Expected federal income tax provision after        -------    -------   -------
 amortization of deferred ITC                       12,373     15,556    14,902
Effect of
  Differences required to be flowed through
    by regulatory commissions                          457        509       607
  Reversal of rate differentials                    (2,187)    (2,725)   (2,482)
  Tax examination adjustments                                             1,087
  Other, net                                          (609)       750       355
                                                   -------    -------   -------
Income tax expense, including ITC                  $10,034    $14,090   $14,469
                                                   =======    =======   =======
Effective income tax rate                           22.4%      24.7%     26.0%
                                                   =======    =======   =======



                                      (Page 22)


                          UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993

4.  INCOME TAXES (continued)

      During 1993 and 1992, in accordance with SFAS No. 109, deferred income taxes were provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, along with the income tax effect of each, are as follows (in thousands):


                                       1993                       1992
                                Deferred Income Tax        Deferred Income Tax
                               Assets       Liabilities     Assets  Liabilities
                              -------      ------------    -------  -----------
Property, plant and equipment                   $44,291                 $49,520
Allowance for doubtful
 accounts                                           575                     234
Expense accruals                                  6,894                   3,937
Deferred ITC                                      8,206                  11,503
Other, net                                       (3,909)                 (3,485)
                              -------           -------      ------     -------

                                                $56,057                 $61,709


      On August 10, 1993, the Revenue Reconciliation Act of 1993 (the Act) was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to the beginning of the year. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate have generally been reflected as reductions to the related regulatory liabilities.

      During 1991, in accordance with APB No. 11, deferred income tax provisions resulted from the differences in the timing of recognizing certain revenues and expenses for financial statement and income tax purposes. The sources of the differences, along with the income tax effect of each, were as follows (in thousands):


Property, plant and equipment                    $(4,424)
Allowance for doubtful accounts                     (207)
Expense accruals                                   2,585
Other, net                                          (686)
                                                 -------
                                                 $(2,732)
                                                 =======




                                      (Page 23)

                          UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993


5.   LONG-TERM DEBT

      Long-term debt as of December 31, excluding current maturities, is as follows (in thousands):

                                                         1993            1992
                                               -----------------------  -------
                                                             Weighted
                                                             Average
                                                Amount   Interest Rate   Amount
                                               --------  -------------  --------
First mortgage bonds,
  maturities 2000 to 2005                      $165,000       6.85%     $137,537
Advances from parent company
  classified as long-term debt                                            30,000
Less: Unamortized discount on
  first mortgage bonds                            1,295                      151
                                               --------                 --------
                                               $163,705                 $167,386
                                               ========                 ========

     Advances from parent company were classified as long-term debt at December 31, 1992, as they were replaced with $40,000,000 of 7.11% series CC seven-year First Mortgage Bonds issued in February 1993.

     Long-term debt maturities during the next five years consist of $1,587,000 scheduled for repayment in 1994.

     The first mortgage bonds are secured by substantially all of the Company's property, plant, and equipment.

     Under the most restricted terms of the Company's first mortgage bond indentures, $56,629,000 of retained earnings were restricted from payment of dividends at December 31, 1993.

     As of December 31, 1993, the Company had lines of credit with banks
totalling $20,000,000, all of which was available at year end.   The bank lines,
which renew annually on various dates, provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Lines of credit may be withdrawn by the banks if there is a material adverse change in the financial condition of the Company.

     During 1993, the Company redeemed prior to scheduled maturities $75,950,000 of first mortgage bonds with interest rates from 6.875 percent to 9.0 percent. During 1992, the Company redeemed, prior to scheduled maturities, $43,850,000 of first mortgage bonds with interest rates ranging from 8.875 percent to 10.25 percent. The payment penalties related to these early extinguishments of debt were not significant.



                                      (Page 24)

                           UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993

6.  COMMITMENTS

     Gross rental expense aggregated $5,490,000 in 1993, $5,676,000 in 1992 and $5,963,000 in 1991.

     The Company's planned capital expenditures for the year ending December 31, 1994 are approximately $77,118,000. Normal purchase commitments have been or will be made for these planned expenditures.


7.   RELATED PARTY TRANSACTIONS

     The Company purchases telecommunications equipment, construction and maintenance equipment, and materials and supplies from its affiliate, North Supply Company. Total purchases for 1993, 1992, and 1991 were $25,612,000, $23,207,000 and $20,420,000, respectively.

     Under an agreement with Sprint, the Company reimburses Sprint for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. A credit resulting from deferred income taxes on intercompany profits is also allocated by Sprint to affiliated companies. Total charges to the Company aggregated $30,628,000, $27,091,000 and $23,065,000 in 1993, 1992 and 1991, respectively, and the credit relating to deferred income taxes was $596,000, $630,000 and $704,000 in 1993, 1992 and
1991, respectively. The Company enters into cash advance and borrowing transactions with Sprint; generally, interest on such transactions is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve Statistical Release H.15, plus forty-five basis points. Interest expense on such advances from Sprint was $429,000, $1,256,000 and $1,057,000 in 1993, 1992 and 1991, respectively. Interest income on such advances to Sprint was $162,000, $63,000 and $357,000 in 1993, 1992 and 1991,
respectively.

     Sprint Publishing & Advertising, an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection services performed for Sprint Publishing & Advertising by the Company. For 1993, 1992 and 1991, Sprint Publishing & Advertising paid the Company a total of $8,622,000, $8,549,000 and $8,512,000, respectively. The Company paid Sprint Publishing & Advertising $850,000, $788,000 and $1,572,000 in 1993, 1992 and 1991, respectively, for its costs of publishing the white page portion of the directories.

     The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities. The Company received $10,094,000, $9,227,000 and $8,454,000 in 1993, 1992 and 1991,
respectively, for these services. The Company paid Sprint's long distance communications services division $4,648,000, $4,540,000 and $4,109,000 in 1993,
1992 and 1991, respectively, for interexchange telecommunications services.

     Beginning in 1991, the Company provided interstate interexchange carrier operator services to nine affiliated local telephone companies. The Company billed the affiliated companies a total of $5,665,000 and $5,301,000 in 1993 and 1992, respectively. The amount billed in 1991 was insignificant.



                                      (Page 25)

                          UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993


7.   RELATED PARTY TRANSACTIONS (continued)

     The Company is reimbursed by United Telephone Company of Indiana, Inc. for certain salaries and other costs which are incurred by the Company for the benefit of the affiliate. Similarly, the Company reimburses the affiliate for certain costs incurred by the affiliate for the Company's benefit. These reimbursements represent the cost of such items as determined by the Company and its affiliates. Such reimbursable charges, net of amounts reimbursed by the Company, totalled $23,955,000, $21,651,000 and $18,584,000 in 1993, 1992 and
1991, respectively.

     Certain directors and officers of the Company are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.

8.  ADDITIONAL FINANCIAL INFORMATION


Financial Instruments Information

     The Company's financial instruments consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1993 and 1992 of $165,292,000 and $167,939,000, respectively, and estimated fair values of $172,977,000 and $168,339,000, respectively. The fair values are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

     The carrying values of the Company's other financial instruments (principally cash equivalents) approximate fair value as of December 31, 1993 and 1992.

Supplemental Cash Flows Information

     The supplemental disclosures required for the consolidated statements of cash flows for the years ended December 31, are as follows (in thousands):

                                                      1993      1992      1991
Cash paid for
Interest, net of amounts capitalized                $10,166   $11,568   $10,404
  Income taxes                                      $24,578   $25,679   $18,119

Major Customer Information

     Operating revenues from American Telephone & Telegraph resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $70,090,000, $68,740,000 and $66,842,000 for 1993, 1992 and 1991, respectively.




                                      (Page 26)

                          UNITED TELEPHONE COMPANY OF OHIO
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1993


9.   SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED
     (in thousands)


                                           1993 Quarters Ended
                         -------------------------------------------------------
                         March 31       June 30      September 30    December 31
                         --------       -------      ------------    -----------
Operating revenues        $95,294       $98,522          $101,255      $103,018
Operating income            5,095        13,812            14,803        13,577
Net income                  2,123        10,312            11,751        10,555



                                           1992 Quarters Ended
                         -------------------------------------------------------
                         March 31       June 30      September 30    December 31
                         --------       -------      ------------    -----------

Operating revenues        $90,656       $92,214           $91,409       $97,527
Operating income           13,731        13,858            13,066        14,340
Net income                 10,878        10,821             9,697        11,500


     In the first and fourth quarters of 1993, the Company recorded merger and integration costs of $10,300,000 and $2,516,000, respectively, as a result of the merger of Sprint and Centel. Such charges reduced net income by approximately $6,700,000 and $1,600,000, respectively.



                                      (Page 27)

                                                        United Telephone of Ohio
                                                     Form 10-K, Part II/Part III
                                                               December 31, 1993




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 10.    Directors and Executive Officers of the Registrant

      Omitted under the provisions of General Instruction J.

Item 11.    Executive Compensation

      Omitted under the provisions of General Instruction J.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      Omitted under the provisions of General Instruction J.

Item 13.    Certain Relationships and Related Transactions

      Omitted under the provisions of General Instruction J.



                                      (Page 28)

                                                        United Telephone of Ohio
                                                     Form 10-K, Part II/Part III
                                                               December 31, 1993




Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    The consolidated financial statements of the Company filed as part of this report are listed in the Index to Consolidated Financial Statements on page 9.

      2. The consolidated financial statement schedules of the Company filed as part of this report are listed in the Index to Consolidated Financial Statement Schedules on page 30.


(b) The exhibits filed as part of this report as required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 39.


                                      (Page 29)

                                                                  United of Ohio
                                                              Form 10-K, Part IV
                                                               December 31, 1993




                          UNITED TELEPHONE COMPANY OF OHIO
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                   (Item 14(a) 2)



                                                              Page Reference


For the three years ended December 31, 1993, 1992 and 1991
Schedule V - Property, Plant and Equipment. . . . . . . . . . . . .  31-33
Schedule VI - Accumulated Depreciation. . . . . . . . . . . . . . .  34-36
Schedule VIII - Valuation and Qualifying Accounts . . . . . . . . .     37
Schedule X - Supplementary Income Statement Information . . . . . .     38

      All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                                                              United Telephone of Ohio
                                                                                    Form 10-K, Part IV
                                                                                     December 31, 1993

                                                      PART IV
                                          UNITED TELEPHONE COMPANY OF OHIO
                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT-CONSOLIDATED
                                           Year Ended December 31, 1993
                                              (Thousands of Dollars)


                                             Balance at        Constructed
                                            beginning of        additions   Retirements    Balance at
Classification                                  year             at cost      or sales     end of year

Land and buildings                              $ 56,378         $ 1,468       $ 286       $ 57,560

Other general support assets                      53,382           9,947       3,427         59,902

Central office assets                            372,740          29,016      17,840        383,916

Information origination/
   termination assets                             36,548           6,578       6,613         36,513

Cable and wire facilities assets                 445,179          29,582       8,215        466,546

Amortizable assets                                 1,666             113           3          1,776

Telephone plant under construction                18,509          (2,624)                    15,885

Nonoperating and other plant                       8,153             507         225          8,435

                                                $992,555         $74,587     $36,609     $1,030,533


Depreciation expense is computed on a straight line basis.  The average annual composite plant depreciation rate for the Company, excluding special short-term amortizations, was 7.5% in 1993.





                                                     (Page 31)


                                                                              United Telephone of Ohio
                                                                                    Form 10-K, Part IV
                                                                                     December 31, 1993


                                                      PART IV
                                         UNITED TELEPHONE COMPANY OF OHIO
                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT-CONSOLIDATED
                                           Year Ended December 31, 1992
                                              (Thousands of Dollars)


                                             Balance at         Constructed
                                            beginning of         additions   Retirements    Balance at
Classification                                  year              at cost      or sales    end of year

Land and buildings                              $ 54,788          $ 2,224        $ 634        $ 56,378

Other general support assets                      46,671            9,414        2,703          53,382

Central office assets                            355,842           31,111       14,213         372,740

Information origination/
   termination assets                             34,857            5,828        4,137          36,548

Cable and wire facilities assets                 427,518           24,770        7,109         445,179

Amortizable assets                                 1,209              423          (34)          1,666

Telephone plant under construction                15,729            2,780                       18,509

Nonoperating and other plant                       8,032              306          185           8,153

                                                $944,646          $76,856      $28,947        $992,555

Depreciation expense is computed on a straight line basis.  The average annual composite plant depreciation rate for the Company, excluding special short-term amortizations, was 7.3% in 1992.



                                                     (Page 32)


                                                                              United Telephone of Ohio
                                                                                    Form 10-K, Part IV
                                                                                     December 31, 1993


                                                      PART IV
                                         UNITED TELEPHONE COMPANY OF OHIO
                              SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT-CONSOLIDATED
                                           Year Ended December 31, 1991
                                              (Thousands of Dollars)

                                     Balance at        Constructed
                                    beginning of        additions      Retirements        Balance at
Classification                          year             at cost         or sales         end of year

Land and buildings                      $ 53,225           $ 1,800         $   237            $ 54,788

Other general support assets              40,894             8,212           2,435              46,671

Central office assets                    344,139            29,702          17,999             355,842

Information origination/
   termination assets                     35,049             4,211           4,403              34,857

Cable and wire facilities assets         406,963            28,941           8,386             427,518

Amortizable assets                           800               519             110               1,209

Telephone plant under construction        13,941             1,788                              15,729

Nonoperating and other plant               7,241               958             167               8,032

                                        $902,252           $76,131         $33,737            $944,646

Depreciation expense is computed on a straight line basis.  The average annual composite plant depreciation rate for the Company, excluding special short-term amortizations, was 7.5% in 1991.






                                                     (Page 33)

                                                                                        United Telephone of Ohio
                                                                                              Form 10-K, Part IV
                                                                                               December 31, 1993


                                                      PART IV
                                         UNITED TELEPHONE COMPANY OF OHIO
                                SCHEDULE VI - ACCUMULATED DEPRECIATION-CONSOLIDATED
                                           Year Ended December 31, 1993
                                              (Thousands of Dollars)


                                                               Additions
                                        Balance         Charged          Salvage
                                          at              to             net of                         Balance
                                       beginning      depreciation       cost of       Retirements      at end
Description                             of year         expense          removal        and other       of year

Buildings                               $ 19,295           $ 1,629         $ (93)           $ 284       $ 20,547

Other general support assets              25,839             6,067           430            3,427         28,909

Central office assets                    193,552            30,769          (102)          17,840        206,379

Information origination/
   termination assets                     26,883             3,605           828            6,613         24,703

Cable and wire facilities assets         254,790            33,253        (1,902)           8,215        277,926

Amortizable assets                           764               364                             (7)         1,135

Nonoperating and other plant               2,852               767            13              216          3,416

                                        $523,975           $76,454         $(826)         $36,588       $563,015









                                                     (Page 34)



                                                                                        United Telephone of Ohio
                                                                                              Form 10-K, Part IV
                                                                                               December 31, 1993

                                                      PART IV
                                         UNITED TELEPHONE COMPANY OF OHIO
                               SCHEDULE VI - ACCUMULATED DEPRECIATION-CONSOLIDATED
                                           Year Ended December 31, 1992
                                              (Thousands of Dollars)


                                                               Additions
                                        Balance         Charged          Salvage
                                          at              to             net of                          Balance
                                       beginning      depreciation       cost of       Retirements       at end
Description                             of year         expense          removal        and other        of year

Buildings                               $ 18,483           $ 1,582        $ (136)          $ 634        $ 19,295

Other general support assets              22,772             5,431           338           2,702          25,839

Central office assets                    179,288            28,389            88          14,213         193,552

Information origination/
   termination assets                     28,411             2,195           380           4,103          26,883

Cable and wire facilities assets         227,899            35,847        (1,846)          7,110         254,790

Amortizable assets                           373               391                                           764

Nonoperating and other plant               2,369               652            16             185           2,852

                                        $479,595           $74,487       $(1,160)        $28,947        $523,975







                                                     (Page 35)

                                                                                        United Telephone of Ohio
                                                                                              Form 10-K, Part IV
                                                                                               December 31, 1993



                                                      PART IV
                                         UNITED TELEPHONE COMPANY OF OHIO
                                SCHEDULE VI - ACCUMULATED DEPRECIATION-CONSOLIDATED
                                           Year Ended December 31, 1991
                                              (Thousands of Dollars)


                                                               Additions
                                        Balance         Charged          Salvage
                                          at              to             net of                         Balance
                                       beginning      depreciation       cost of        Retirements     at end
Description                             of year         expense          removal         and other      of year

Buildings                               $ 17,288           $ 1,538       $ (106)           $ 237        $ 18,483

Other general support assets              20,240             4,706          262            2,436          22,772

Central office assets                    164,958            31,725          604           17,999         179,288

Information origination/
   termination assets                     29,407             2,830          577            4,403          28,411

Cable and wire facilities assets         207,072            31,359       (2,146)           8,386         227,899

Amortizable assets                            91               279          112              109             373

Nonoperating and other plant               2,013               523                           167           2,369

                                        $441,069           $72,960       $ (697)         $33,737        $479,595







                                                     (Page 36)

                                                                                        United Telephone of Ohio
                                                                                              Form 10-K, Part IV
                                                                                               December 31, 1993



                                                      PART IV
                                         UNITED TELEPHONE COMPANY OF OHIO
                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS-CONSOLIDATED
                                   Years Ended December 31, 1993, 1992 and 1991
                                              (Thousands of Dollars)


                                  Balance                 Additions               Deductions
                                   at           Charged           Charged       Accounts charged        Balance
                                beginning         to                 to            off-net of           at end
                                 of year        expense        other accounts     collections           of year

Deducted from assets:

   Allowance for uncol-
      lectible accounts

      Year Ended
      December 31, 1993         $1,370          $1,712             $1,826             $2,773              $2,135


      Year Ended
      December 31, 1992         $2,488          $    6             $1,300             $2,424              $1,370


      Year Ended
      December 31, 1991         $1,933          $1,808             $1,582             $2,835              $2,488









                                                     (Page 37)

                                                        United Telephone of Ohio
                                                              Form 10-K, Part IV
                                                               December 31, 1993


                                       PART IV
                          UNITED TELEPHONE COMPANY OF OHIO
        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION-CONSOLIDATED
                               (Thousands of Dollars)

                                                   Years Ended December 31,
                                                1993          1992        1991
Taxes other than payroll and income tax:

   Property taxes . . . . . . . . . . . .      $22,933       $21,931     $20,608
   Gross receipts taxes . . . . . . . . .        8,991         7,862       8,134
   Other state and local taxes. . . . . .        1,125         1,270       1,047
                                               $33,049       $31,063     $29,789

[TEXT]
      Maintenance expense is the primary component of plant expense which is shown separately on the Consolidated Statements of Income. The Company had no significant advertising or royalty expenses during 1993, 1992, and 1991.


                                      (Page 38)

                                                                  United of Ohio
                                                              Form 10-K, Part IV
                                                               December 31, 1993




                          UNITED TELEPHONE COMPANY OF OHIO
                                  INDEX TO EXHIBITS
                                    (Item 14(c))



Exhibit No.

      (3A) Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-A to Registration Statement of the Company on Form S-1, No. 2-39684).

      (3B) Amendment to Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-B to Registration Statement of the Company on Form S-1, No. 2-52845).

      (3C) Code of Regulations (incorporated herein by reference to Exhibit 3-C to Registration Statement of the Company on Form S-1, No. 2-34454).

      (4A) Indenture of Mortgage and Deed of Trust dated as of April 1, 1968 and Supplemental Indentures First through Seventh (filed as Exhibit 4-A to Registration Statement No. 2-45070, Exhibit 2-H to Registration Statement No. 2-62515 and Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30,
            1982), and the Eighth Supplemental Indenture dated as of October 1, 1982, from Company to the Huntington National Bank, Trustee (filed as Exhibit 4J to the Company's Registration Statement on Form S-3, No. 33-50818), and incorporated herein by reference.

      (4B) Ninth Supplemental Indenture dated as of October 1, 1992, from the Company to the Huntington National Bank, Trustee, filed with this Annual Report on Form 10-K for the year ended December 31, 1992. (Filed as an exhibit to Company's Registration statement on Form S-3 No. 33-50818 and incorporated herein by reference.)

      (4C) Tenth Supplemental Indenture dated as of January 1, 1993, from the Company to the Huntington National Bank, Trustee, filed with this Annual Report on Form 10-K for the year ended December 31, 1992.

      (4D) Eleventh supplemental Indenture dated as of May 15, 1993 from the Company to the Huntington National Bank, Trustee, filed with this Annual Report on Form 10-K for the year ended December 31, 1993. (Filed as an exhibit to the Company's Registration statement on Form S-3 No. 33-61024 and incorporated herein by reference.)

        23  Consent of Independent Auditors


                                      (Page 39)

                                                                      Exhibit 23


                            CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
United Telephone Company of Ohio


      We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-61024) of United Telephone Company of Ohio and in the related Prospectus of our report dated January 21, 1994, with respect to the consolidated financial statements and schedules of United Telephone Company of Ohio included in this Annual Report (Form 10-K) for the year ended December 31, 1993.





                                                      ERNST & YOUNG



Kansas City, Missouri
March 30, 1994


                                     (Page 40)

                                     SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNITED TELEPHONE COMPANY OF OHIO
                                               (Registrant)



      March 3, 1994                 ________________________________
                                    I. C. Oberlin
                                    Vice President-Finance and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                       Title                        Date




____________________________    President and Director             March 3, 1994
J. D. Kelley




____________________________    Vice President-Network             March 3, 1994
L. V. Sprouse                     Operations




____________________________    Controller                         March 3, 1994
P. J. Weitzel




____________________________    Director                           March 3, 1994
J. O. Basford




____________________________    Director                           March 3, 1994
J. W. Gillis




____________________________    Director                           March 3, 1994
J. S. Gorman





                                      (Page 41)

          Signature                       Title                        Date





____________________________    Director                           March 3, 1994
B. L. Laramore




____________________________    Director                           March 3, 1994
N. E. McCann




____________________________    Director                           March 3, 1994
D. W. Peterson




____________________________    Director                           March 3, 1994
R. W. Platt




____________________________    Director                           March 3, 1994
J. E. Schafstall




____________________________    Director                           March 3, 1994
J. B. Schomaeker




____________________________    Director                           March 3, 1994
G. L. White




____________________________    Director                           March 3, 1994
R. L. Zielsdorf


                                      (Page 42)