Form 10-Q
period 1994-03-31
UNITED TELEPHONE CO OF OHIO
filed 1994-05-13
CIK 101839

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.......................March 31, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to...................

Commission file number.....................1-7014....................


                     UNITED TELEPHONE COMPANY OF OHIO
    .....................................................................
           (Exact name of registrant as specified in its charter)

            OHIO                                     34-0971501
.........................................................................
(State or other jurisdiction of incorporation      (I.R.S. Employer
            or organization)                        Identification No.)


                     P.O. Box 3555, Mansfield, Ohio 44907
.........................................................................
                   (Address of principal executive offices)

                              419/755-8011
........................................................................
               (Registrant's telephone number, including area code)

........................................................................
               (Former name, former address and former fiscal year,
                          if changed since last report)

  The registrant meets the conditions set forth in general Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

There are 509,480 shares of common stock, par value $100, outstanding as of March 31, 1994 and as of the date of filing of this report.

                                     (2)

                         UNITED TELEPHONE COMPANY OF OHIO
                                     INDEX


Part I.  Financial Information                                    Page

            Consolidated Balance Sheets                          3 - 4

            Consolidated Statements of Income                        5

            Consolidated Statements of Cash Flows                    6

            Notes to Consolidated Financial Statements               7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations        8 - 9


Part II. Other Information

            Item 1.  Legal Proceedings                              10

            Item 2.  Changes in Securities                          10

            Item 3.  Defaults Upon Senior Securities                10

            Item 4.  Submission of Matters to a
                     Vote of Security Holders                       10

            Item 5.  Other Information                              10

            Item 6.  Exhibits and Reports on Form 8-K               10

Signature Page                                                      11

Exhibit 12                                                          12

                                        (3)                                       Part I.
                                                                                  Item 1.
                         UNITED TELEPHONE COMPANY OF OHIO
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                             March 31,         December 31,
                                                               1994                1993
                                                             ---------         -----------
                                                             (Unaudited)

ASSETS

   CURRENT ASSETS
      Cash                                                   $   3,172         $     444
      Receivables
        Customer and other, net of allowance for doubtful
         accounts of $1,634 ($1,744 at December 31, 1993)       33,431            39,882
        Interexchange carriers, net of allowance for doubtful   18,219            17,243
         accounts of $301 ($391 at December 31, 1993)
        Affiliated companies                                    26,647            21,439
        Property tax                                            18,474            24,632
      Inventories                                                5,905             4,427
      Prepaid expenses and other                                 5,676             4,257
                                                               -------           -------
                                                               111,524           112,324




PROPERTY, PLANT AND EQUIPMENT
    Land and buildings                                          57,620            57,560
    Telephone network equipment and outside plant              893,688           886,975
    Other                                                       73,216            70,113
    Construction in progress                                    18,240            15,885
                                                             ---------         ---------
                                                             1,042,764         1,030,533

      Accumulated depreciation                                (577,524)         (563,015)
                                                             ---------         ---------
                                                               465,240           467,518








PREPAID PENSION COSTS                                           32,928            30,984

DEFERRED CHARGES AND OTHER ASSETS                               16,560            18,013
                                                             ---------         ---------
                                                             $ 626,252         $ 628,839
                                                             =========         =========

                                        (4)                                       Part I.
                                                                                  Item 1.
                         UNITED TELEPHONE COMPANY OF OHIO
                           CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                                              March 31,         December 31,
                                                                1994               1993
                                                              ---------         ------------
                                                              (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                                      $   1,587
      Accounts payable:
         Affiliates                                           $   4,605             3,998
         Interexchange carriers                                  14,712            17,283
         Other                                                   21,517            19,885
      Advance billings                                            7,716             7,408
      Accrued taxes                                              50,491            55,487
      Accrued vacation pay                                        7,332             7,234
      Other                                                      11,982            12,159
                                                                -------           -------
                                                                118,355           125,041


LONG-TERM DEBT                                                  163,755           163,705


DEFERRED CREDITS AND OTHER LIABILITIES
      Income taxes                                               45,907            47,851
      Investment tax credits                                      7,482             8,206
      Other                                                      24,997            20,723
                                                                 ------            ------
                                                                 78,386            76,780


COMMITMENTS


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
      Common stock
         Authorized 1,000,000 shares,
         stated value $100 per share,
         issued and outstanding 509,480 shares                   50,948            50,948
      Capital in excess of stated value                          20,801            20,801
      Retained earnings                                         194,007           191,564
                                                                -------           -------
                                                                265,756           263,313

                                                              ---------         ---------
                                                              $ 626,252         $ 628,839
                                                              =========         =========
                      See Notes to Consolidated Financial Statements.

                                        (5)                                       Part I.
                                                                                  Item 1.

                             UNITED TELEPHONE COMPANY OF OHIO
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (In Thousands)
                                                                   Three Months Ended
                                                                 1994              1993
                                                                ------            ------
                                                                       (Unaudited)
OPERATING REVENUES
      Local service                                          $  42,573         $  39,861
      Network access service                                    36,648            32,758
      Long-distance service                                     16,173            14,597
      Other                                                      8,215             8,078
                                                              --------          --------
                                                               103,609            95,294

OPERATING EXPENSES
      Plant expense                                             32,165            29,652
      Depreciation                                              19,783            18,438
      Customer operations                                       11,465            11,516
      Corporate operations                                      13,015            10,568
      Merger and integration costs                                                10,300
      Other                                                      1,719             2,131
      Taxes:
         Federal income:
            Current                                              8,607             4,740
            Deferred                                            (4,126)           (4,736)
            Deferred investment tax
               credits                                            (724)             (824)
         State, local and miscellaneous                          8,658             8,414
                                                              --------          --------
                                                                90,562            90,199

OPERATING INCOME                                                13,047             5,095

INTEREST CHARGES
      Long-term debt                                             2,684             3,059
      Other                                                        336               339
                                                               -------          --------
                                                                 3,020             3,398

OTHER INCOME
      Interest charged to construction                             206               348
      Other, net                                                    54                78
                                                               -------          --------
                                                                   260               426

                                                             ---------         ---------
NET INCOME                                                   $  10,287         $   2,123
                                                             =========         =========


                      See Notes to Consolidated Financial Statements.

                                        (6)                                       Part I.
                                                                                  Item 1.

                         UNITED TELEPHONE COMPANY OF OHIO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                     1994          1993
                                                                   --------      --------
                                                                        (Unaudited)

OPERATING ACTIVITIES

      Net income                                                  $  10,287       $ 2,123
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation                                             19,783        18,438
            Deferred income taxes and investment
              tax credits                                            (4,827)       (5,533)
            Changes in operating assets and liabilities:
             Receivables                                              6,425        (3,565)
             Inventories                                             (1,478)         (698)
             Other current assets                                    (1,419)        1,741
             Accounts payable                                          (332)       (1,985)
             Accrued expenses and other current liabilities          (4,767)       (9,461)
             Noncurrent assets and liabilities, net                   3,028         4,343
            Other, net                                                2,159         2,124
                                                                  ---------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            28,859         7,527
                                                                  ---------       -------
INVESTING ACTIVITIES

      Capital expenditures                                          (17,439)      (19,581)
      Net salvage (cost) from plant and equipment retired               (66)          114
      Other, net                                                        805          (821)
                                                                  ---------       -------
NET CASH USED BY INVESTING ACTIVITIES                               (16,700)      (20,288)
                                                                  ---------       -------
FINANCING ACTIVITIES

      Proceeds from long-term debt                                                 40,000
      Retirements of long-term debt                                  (1,587)
      Decrease in advances from parent company                                    (30,000)
      Dividends paid                                                 (7,844)
                                                                  ---------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (9,431)       10,000
                                                                  ---------       -------
INCREASE (DECREASE) IN CASH                                           2,728        (2,761)

CASH AT BEGINNING OF PERIOD                                             444         6,971
                                                                  ---------       -------
CASH AT END OF PERIOD                                             $   3,172       $ 4,210
                                                                  =========       =======
                      See Notes to Consolidated Financial Statements.

                                        (7)                          Part I.
                                                                     Item 1.


                      UNITED TELEPHONE COMPANY OF OHIO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   The information contained in this Form 10-Q for the three month interim periods ended March 31, 1994 and 1993 reflects all adjustments, consisting only of normal recurring and certain nonrecurring accruals (see Note 3), which are, in the opinion of management, necessary to a fair statement of the operations for such interim periods.

1. ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of United Telephone Company of Ohio and its wholly-owned subsidiaries, United Telecommunications Services of Ohio, Inc. and United Telephone Long Distance, Inc., collectively referred to as the "Company". All significant intercompany transactions have been eliminated.

   Certain amounts in the accompanying consolidated financial statements for 1993 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. These reclassifications had no effect on 1993 net income.

Earnings Per Share

   Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).

2. SPRINT/CENTEL MERGER

   Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integration and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12,816,000, of which $10,300,000 was recorded during the 1993 first quarter. Such nonrecurring charges reduced first quarter 1993 net income by approximately $6.7 million.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows (in thousands of dollars):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1994             1993
                                                   ------           ------
     Cash paid for:
       Interest (net of amounts capitalized)      $ 1,948          $ 4,328
       Income taxes                                 2,353            3,250

                                        (8)                          Part I.
                                                                     Item 2.


                         UNITED TELEPHONE COMPANY OF OHIO
            MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Sprint/Centel Merger

     Effective March 9, 1993, Sprint consummated its merger with Centel Corporation(Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12.8 million, of which $10.3 million was recorded during the 1993 first quarter. Such nonrecurring charges reduced first quarter 1993 net income by approximately $6.7 million.

Liquidity and Capital Resources

     During the first three months of 1994, operating activities generated cash of $28.9 million, an increase of $21.3 million compared to the same period in 1993. The increase in cash flows was primarily due to an increase in net income adjusted for depreciation and deferred income taxes, as well as a decrease in receivables.

     Capital expenditures for the first three months of 1994 totaled $17.4 million, which was $2.1 million less than the comparable 1993 period. Dividends paid this quarter were $7.8 million.

     The Company retired in the first three months of 1994, $1,587,000 in long-term debt with interest rates of 4.75 percent and 4.97 percent.

     The capital structure at March 31, 1994 was 61.9 percent common equity and
38.1 percent long-term debt. This compares to the 1993 year-end capital structure of 61.4% equity and 38.6% debt.

Results of Operations

     Net income increased $8.2 million for the three months ended March 31, 1994 in comparison to the same period in 1993.

     Local service revenues increased $2.7 million or 6.8 percent for the three months ending March 31, 1994 compared to the same period in 1993. This increase was driven, in part, by a larger customer base as indicated by a gain of over 18,800 access lines for the twelve month period ended March 31, 1994. This access line growth generated $2.2 million more in basic subscriber revenue. Other local service revenues reflected a slight increase for the first three months of 1994 compared to the same period in 1993.

     Network access revenue increased $3.9 million or 11.9 percent for the first three months of 1994 compared to the same period of 1993. Increased usage, as indicated by an 8.9 percent growth in minutes of use for the three months ended March 31, 1994, compared to the same period in 1993, accounted for this increase.

                                        (9)                          Part I.
                                                                     Item 2.

                         UNITED TELEPHONE COMPANY OF OHIO
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATION



Results of Operations (continued)

     Long-distance network revenue increased $1.6 million or 10.8 percent in the first three months of 1994 compared to the same period in 1993. Increased usage, as reflected by a 15.4 percent increase in originated long distance messages, accounted for the increase.

     Total operating expenses other than taxes for the first three months of 1994 decreased $4.5 million or 5.4 percent over the same period of 1993. Decreased merger and integration costs combined with increases in plant expense, corporate operations expense, and other operating expense contributed to this decrease.

     During the period ended March 31, 1994, plant expense, comprised primarily of maintenance and other related expenses, increased $2.5 million or 8.5 percent from the same period in 1993 primarily due to a generic software expense increase of $2,241,000 resulting from special purchases from Northern Telcom of software for central office switch conversions.

     Corporate operations expense for the first three months of 1994 increased $2.4 million, or 23.2 percent compared to the same period in 1993 primarily due to adjustments to employee benefits liabilities, as well as increases in external relations and information management expenses.

     Other operating expenses for the first three months of 1994 decreased $412,000 or 19.3 percent, when compared to the same period in 1993. This was due primarily to decreases in cost of equipment sold resulting from decreased sales volume.

     Interest charges decreased $378,000 or 11.1 percent in the first quarter of 1994 compared to the same period in 1993. This is reflecting the results of the refinancing activity of our long-term debt during 1993.

Other Matters

     Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No, 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.

                                        (10)                         Part II.



                         UNITED TELEPHONE COMPANY OF OHIO


Item 1 - Legal Proceedings

     There were no reportable events during the quarter ended March 31, 1994.

Item 2 - Changes in Securities

     Omitted under the provisions of General Instruction H.

Item 3 - Defaults Upon Senior Securities

     Omitted under the provisions of General Instruction H.

Item 4 - Submission of Matters to a Vote of Security Holders

     Omitted under the provisions of General Instruction H.

Item 5 - Other Information

     The Company's ratios of earnings to fixed charges were 5.42 and 1.27 for the three months ended March 31, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expense) and the interest factor of operating rents. In the absence of the Company's recognition of $10,300,000 of nonrecurring charges related to the Sprint/Centel merger, the ratio of earnings to fixed charges for the first quarter of 1993 would have been 4.06.

Item 6 - Exhibits and Reports on Form 8-K

     (a) The following exhibit is filed as part of this report.
        (12) Computation of ratio of earnings to fixed charges.

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1994.

                                        (11)


                         UNITED TELEPHONE COMPANY OF OHIO

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNITED TELEPHONE COMPANY OF OHIO
                                       (Registrant)






                          By:     /s/ Paul J. Weitzel
                                  Paul J. Weitzel
                                  Controller




                          Date:   May 12, 1994

                                        (12)                                 EXHIBIT 12

                         UNITED TELEPHONE COMPANY OF OHIO
                              COMPUTATIONS OF RATIOS
                           OF EARNINGS TO FIXED CHARGES
                                  (In Thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1994         1993
                                                              ------       ------
                                                                  (Unaudited)

Net income                                                  $  10,287      $   2,123
Capitalized interest                                             (206)          (348)
Income tax provision (benefit)                                  3,718           (791)
                                                            ---------      ---------
Subtotal                                                       13,799            984
                                                            ---------      ---------

Fixed charges:
   Interest charges                                             3,020          3,398
   Interest factor of operating rents                             104            229
                                                            ---------      ---------
Total fixed charges                                             3,124          3,627
                                                            ---------      ---------
Earnings, as adjusted                                       $  16,923      $   4,611
                                                            =========      =========

Ratio of earnings to fixed charges                               5.42  (1)      1.27
                                                            =========      =========

(1)   In the absence of the Company's recognition of $10,300,000 of nonrecurring charges related to the Sprint/Centel merger, the ratio of earnings to fixed charges for the first quarter of 1993 would have been 4.06.

NOTE: The above ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges.
Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.

