Form 10-Q
period 1994-06-30
UNITED TELEPHONE CO OF OHIO
filed 1994-08-12
CIK 101839

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                  June 30, 1994
For the quarterly period ended..............................................

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to....................

                                      1-7014
Commission file number......................................................


                           UNITED TELEPHONE COMPANY OF OHIO
.............................................................................
               (Exact name of registrant as specified in its charter)

            OHIO                                                34-0971501
..................................................          ................
(State or other jurisdiction of incorporation
         or organization)                                   Identification No.)


                    P.O. Box 3555, Mansfield, Ohio 44907
.............................................................................
                   (Address of principal executive offices)

                                419/755-8011
.............................................................................
             (Registrant's telephone number, including area code)

.............................................................................
    (Former name, former address and former fiscal year, if changed since last report)

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

            Yes   X     No

There are 509,480 shares of common stock, par value $100, outstanding as of June 30, 1994 and as of the date of filing of this report.

                                     (2)


                        UNITED TELEPHONE COMPANY OF OHIO
                                      INDEX

Part I.  Financial Information                                            Page

           Consolidated Balance Sheets                                   3 - 4

           Consolidated Statements of Income                             5 - 6

           Consolidated Statements of Cash Flows                             7

           Notes to Consolidated Financial Statements                        8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9 - 10


Part II. Other Information
           Item 1.  Legal Proceedings                                       11

           Item 2.  Changes in Securities                                   11

           Item 3.  Defaults Upon Senior Securities                         11

           Item 4.  Submission of Matters to a
                    Vote of Security Holders                                11

           Item 5.  Other Information                                       11

           Item 6.  Exhibits and Reports on Form 8-K                        11

Signature Page                                                              12

Exhibit 12                                                                  13

                                      (3)                              Part I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF OHIO
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                  June 30,          December 31,
                                                                    1994                1993
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
      Cash                                                        $   2,797            $     444
      Receivables
        Customer and other, net of allowance for doubtful
            accounts of $1,618 ($1,744 at December 31, 1993)         37,066               39,882
        Interexchange carriers, net of allowance for doubtful        16,902               17,243
            accounts of $505 ($391 at December 31, 1993)
        Affiliated companies                                         14,222               21,439
        Property tax                                                 12,316               24,632
      Inventories                                                     6,551                4,427
      Prepaid expenses and other                                      6,148                4,257
                                                                     96,002              112,324




PROPERTY, PLANT AND EQUIPMENT
      Land and buildings                                             57,883               57,560
      Telephone network equipment and outside plant                 902,184              886,975
      Other                                                          76,332               70,113
      Construction in progress                                       23,876               15,885
                                                                  1,060,275            1,030,533

      Accumulated depreciation                                     (592,971)            (563,015)
                                                                    467,304              467,518





PREPAID PENSION COSTS                                                34,872               30,984

DEFERRED CHARGES AND OTHER ASSETS                                    16,785               18,013

                                                                  $ 614,963            $ 628,839

                                      (4)                              Part I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF OHIO
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                                  June 30,          December 31,
                                                                    1994                1993
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

   CURRENT LIABILITIES
         Current maturities of long-term debt                    $                     $   1,587
         Accounts payable:
               Affiliates                                             2,502                3,998
               Interexchange carriers                                18,136               17,283
               Other                                                 18,997               19,885
         Advance billings                                             7,722                7,408
         Accrued taxes                                               40,894               55,487
         Accrued vacation pay                                         7,196                7,234
         Accrued payroll                                              5,867                2,767
         Other                                                        7,780                9,392
                                                                    109,094              125,041


   LONG-TERM DEBT                                                   163,792              163,705


   DEFERRED CREDITS AND OTHER LIABILITIES
         Income taxes                                                44,737               47,851
         Investment tax credits                                       6,705                8,206
         Other                                                       24,178               20,723
                                                                     75,620               76,780




   COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
         Common stock
               Authorized 1,000,000 shares,
               stated value $100 per share,
               issued and outstanding 509,480 shares                 50,948               50,948
         Capital in excess of stated value                           20,801               20,801
         Retained earnings                                          194,708              191,564
                                                                    266,457              263,313


                                                                  $ 614,963            $ 628,839

                    See Notes to Consolidated Financial Statements.

                                      (5)                              Part I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF OHIO
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                                       Three Months Ended
                                                                             June 30,
                                                                      1994               1993
                                                                            (Unaudited)
OPERATING REVENUES
      Local service                                               $  43,369           $  40,957
      Network access service                                         34,746              34,716
      Long-distance service                                          15,148              14,556
      Other                                                           9,093               8,293
                                                                    102,356              98,522

OPERATING EXPENSES
       Plant expense                                                 29,154              29,891
       Depreciation                                                  20,035              18,843
       Customer operations                                           11,515              12,275
       Corporate operations                                          10,572              10,591
       Other                                                          1,910               1,660
       Taxes:
           Federal income:
              Current                                                 9,081               5,493
              Deferred                                               (3,128)             (1,389)
              Deferred investment tax
                 credits                                               (777)               (825)
           State, local and miscellaneous                             8,744               8,171
                                                                     87,106              84,710

OPERATING INCOME                                                     15,250              13,812

INTEREST CHARGES
   Long-term debt                                                     2,796               3,228
   Other                                                                 84                 555
                                                                      2,880               3,783

OTHER INCOME
   Interest charged to construction                                     228                 273
   Other, net                                                           102                   9
                                                                        330                 282


NET INCOME                                                        $  12,700           $  10,311





                    See Notes to Consolidated Financial Statements.

                                      (6)


                                                                       Part I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF OHIO
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                      1994              1993
                                                                           (Unaudited)
OPERATING REVENUES
   Local service                                                  $  85,942           $  80,818
   Network access service                                            71,394              67,474
   Long-distance service                                             31,321              29,153
   Other                                                             17,308              16,371
                                                                    205,965             193,816

OPERATING EXPENSES
   Plant expense                                                     61,319              59,543
   Depreciation                                                      39,818              37,281
   Customer operations                                               22,980              23,790
   Corporate operations                                              23,587              21,159
   Merger and integration costs                                                          10,300
   Other                                                              3,629               3,791
   Taxes:
      Federal income:
         Current                                                     17,688              10,233
         Deferred                                                    (7,254)             (6,125)
         Deferred investment tax
            credits                                                  (1,501)             (1,648)
      State, local and miscellaneous                                 17,402              16,585
                                                                    177,668             174,909

OPERATING INCOME                                                     28,297              18,907

INTEREST CHARGES
   Long-term debt                                                     5,480               6,315
   Other                                                                420                 866
                                                                      5,900               7,181

OTHER INCOME
   Interest charged to construction                                     434                 622
   Other, net                                                           156                  87
                                                                        590                 709



NET INCOME                                                        $  22,987           $  12,435





                    See Notes to Consolidated Financial Statements.

                                      (7)
                                                                       Part I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF OHIO
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In Thousands)
                                                                       Six Months Ended
                                                                           June 30,
                                                                     1994            1993
                                                                         (Unaudited)

OPERATING ACTIVITIES

   Net income                                                      $ 22,987            $ 12,435
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation                                                39,818              37,281
         Deferred income taxes and investment
           tax credits                                               (8,701)             (7,731)
         Changes in operating assets and liabilities:
          Receivables                                                22,690              10,653
          Inventories                                                (2,124)             (2,269)
          Other current assets                                       (1,891)               (920)
          Accounts payable                                           (1,531)             (5,539)
          Accrued expenses and other current liabilities            (12,829)            (13,132)
          Noncurrent assets and liabilities, net                      1,101              (2,682)
         Other, net                                                   4,087               4,257

NET CASH PROVIDED BY OPERATING ACTIVITIES                            63,607              32,353

INVESTING ACTIVITIES

   Capital expenditures                                             (39,675)            (39,262)
   Net salvage (cost) from plant and equipment retired                   71                 (92)
   Other, net                                                          (209)               (903)

NET CASH USED BY INVESTING ACTIVITIES                               (39,813)            (40,257)

FINANCING ACTIVITIES

   Proceeds from long-term debt                                                         105,000
   Retirements of long-term debt                                     (1,587)            (76,480)
   Decrease in advances from parent company                                             (23,760)
   Dividends paid                                                   (19,843)
   Other                                                                (11)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (21,441)              4,760

INCREASE (DECREASE) IN CASH                                           2,353              (3,144)

CASH AT BEGINNING OF PERIOD                                             444               6,971

CASH AT END OF PERIOD                                              $  2,797            $  3,827

                    See Notes to Consolidated Financial Statements.

                                      (8)
                                                                       Part I.
                                                                       Item 1.


                       UNITED TELEPHONE COMPANY OF OHIO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

      The information contained in this Form 10-Q for the three and six month interim periods ended June 30, 1994 and 1993 reflects all adjustments, consisting only of normal recurring and certain nonrecurring accruals
(see Note 2), which are, in the opinion of management, necessary for a fair statement of the operations for such interim periods.

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

2. SPRINT/CENTEL MERGER

      Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integration and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12.8 million, of which $10.3 million was recorded during the six months ended
June 30, 1993. Such nonrecurring charges reduced net income for the six months ended June 30, 1993 by approximately $6.7 million.

3. SUPPLEMENTAL CASH FLOW INFORMATION

      The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows (in thousands of dollars):

                                                      Six Months Ended June 30,
                                                       1994             1993

      Cash paid for:
           Interest (net of amounts capitalized)    $  5,311         $  4,913
           Income taxes                               19,704           12,588

                                      (9)                              Part I.
                                                                       Item 2.



                       UNITED TELEPHONE COMPANY OF OHIO
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Sprint/Centel Merger

     Effective March 9, 1993, Sprint Corporation (Sprint) consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12.8 million, of which $10.3 million was recorded during the six months ended June 30, 1993. Such nonrecurring charges reduced net income for the six months ended June 30, 1993 by approximately $6.7 million.

Liquidity and Capital Resources

     During the first six months of 1994, operating activities generated cash of $63.6 million, an increase of $31.3 million compared to the same period in 1993. The increase in cash flows was primarily due to an increase in net income adjusted for depreciation and deferred income taxes, as well as a decrease in receivables.

     Capital expenditures for the first six months of 1994 totaled $39.7 million, which was $400,000 more than the comparable 1993 period.

     The Company retired in the first six months of 1994, $1.6 million in long-term debt with interest rates of 4.75 percent and 4.97 percent. Dividends paid this quarter were $12.0 million.

      The capital structure at June 30, 1994 was 61.9 percent common equity and
38.1 percent long-term debt. This compares to the 1993 year-end capital structure of 61.4 percent equity and 38.6 percent debt.

Results of Operations

     Net income increased $10.6 million for the six months ended June 30, 1994 in comparison to the same period in 1993.

     Local service revenues increased $5.1 million or 6.3 percent for the six months ended June 30, 1994 compared to the same period in 1993. This increase was driven, in part, by a larger customer base as indicated by a gain of 18,270 access lines for the twelve month period ended June 30, 1994. This access line growth generated $3.1 million more in basic subscriber revenue. Other local service revenues reflected a $2.1 million increase for the first six months of 1994 compared to the same period in 1993. The remainder of the increase was primarily due to increased revenues from moves, changes and maintenance of customer premise equipment.

                                     (10)
                                                                       Part I.
                                                                       Item 2.

                       UNITED TELEPHONE COMPANY OF OHIO
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations (continued)

     Network access revenue increased $3.9 million or 5.8 percent for the first six months of 1994 compared to the same period in 1993. Increased usage, as indicated by a 6.4 percent growth in minutes of use for the six months ended June 30, 1994, compared to the same period in 1993, accounted for this increase.

     Long-distance network revenue increased $2.2 million or 7.4 percent in the first six months of 1994 compared to the same period in 1993. Increased usage, as reflected by a 15.2 percent increase in originated long distance messages, accounted for the increase.

     Total operating expenses other than taxes for the first six months of 1994 decreased $4.5 million or 2.9 percent from the same period in 1993. The absence of merger and integration costs, partially offset by increases in plant expense and corporate operations expense, contributed to this decrease.

     During the six months ended June 30, 1994, plant expense, comprised primarily of maintenance and other related expenses, increased $1.8 million or
3.0 percent from the same period in 1993 primarily due to a generic software expense increase of $2.2 million resulting from special purchases from Northern Telecom of software for central office switch conversions.

     Corporate operations expense for the first six months of 1994 increased $2.4 million, or 11.5 percent compared to the same period in 1993 primarily due to adjustments to employee termination payments and retiree benefits, as well as an increase in external relations expense.

     Interest charges decreased $1.3 million or 17.8 percent in the first six months of 1994 compared to the same period in 1993. This decrease was a result of the refinancing activity of long-term debt during 1993.

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

                                     (11)                              Part II.


                       UNITED TELEPHONE COMPANY OF OHIO

Item 1 - Legal Proceedings

      There were no reportable events during the quarter ended June 30, 1994.

Item 2 - Changes in Securities

      Omitted under the provisions of General Instruction H.

Item 3 - Defaults Upon Senior Securities

      Omitted under the provisions of General Instruction H.

Item 4 - Submission of Matters to a Vote of Security Holders

      Omitted under the provisions of General Instruction H.

Item 5 - Other Information

      The Company's ratios of earnings to fixed charges were 6.90 and 4.29 for the three months ended and 6.16 and 2.86 for the six months ended, June 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expense) and the interest factor of operating rents. In the absence of the Company's recognition of $10.3 million of nonrecurring charges related to the Sprint/Centel merger recorded during the first quarter of 1993, the ratio of earnings to fixed charges for the six months ended June 30, 1993 would have been 4.18.

Item 6 - Exhibits and Reports on Form 8-K

      (a) The following exhibit is filed as part of this report.
         (12) Computation of ratio of earnings to fixed charges.

      (b) No reports on Form 8-K were filed during the six months ended June 30, 1994.

                                     (12)

                       UNITED TELEPHONE COMPANY OF OHIO

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       UNITED TELEPHONE COMPANY OF OHIO
                                 (Registrant)





                             /s/ Paul J. Weitzel
                     By:     ________________________
                             Paul J. Weitzel
                             Controller




                     Date:   August 10, 1994


                                     (13)                         EXHIBIT 12

                       UNITED TELEPHONE COMPANY OF OHIO
                            COMPUTATION OF RATIOS
                         OF EARNINGS TO FIXED CHARGES
                                (In Thousands)

                               Three Months Ended           Six Months Ended
                                    June 30                     June 30
                               1994          1993          1994          1993
                                   (Unaudited)                 (Unaudited)


Net income                   $ 12,700      $ 10,311      $ 22,987      $ 12,435
Capitalized interest             (228)         (273)         (434)         (622)
Income tax provision            5,131         3,167         8,987         2,376
Subtotal                       17,603        13,205        31,540        14,189


Fixed charges:
   Interest charges             2,880         3,783         5,900         7,181
   Interest factor of
       operating rents            104           229           208           458

Total fixed charges             2,984         4,012         6,108         7,639

Earnings, as adjusted        $ 20,587      $ 17,217      $ 37,648      $ 21,828

Ratio of earnings to
fixed charges                    6.90          4.29          6.16          2.86 (1)

(1) In the absence of the Company's recognition of $10.3 million of nonrecurring charges related to the Sprint/Centel merger recorded during the first quarter of 1993, the ratio of earnings to fixed charges for the six months ended June 30, 1993 would have been 4.18.

NOTE: The above ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.


