Form 10-Q
period 1994-09-30
UNITED TELEPHONE CO OF OHIO
filed 1994-11-14
CIK 101839

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549
                                 Form 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                                            September 30, 1994
  For the quarterly period ended.............................................

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from......................to.....................

                                   1-7014
  Commission file number.....................................................

                     UNITED TELEPHONE COMPANY OF OHIO
            .................................................
          (Exact name of registrant as specified in its charter)

               OHIO                               34-0971501
      ........................             ..........................
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                 Identification.)


                   P.O. Box 3555, Mansfield, Ohio 44907
...........................................................................
                 (Address of principal executive offices)

                               419/755-8011
...........................................................................
            (Registrant's telephone number, including area code)

..........................................................................
(Former name, former address and former fiscal year, if changed since last report)

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

Yes   X     No

There are 509,480 shares of common stock, par value $100, outstanding as of September 30, 1994 and as of the date of filing of this report.


                 UNITED TELEPHONE COMPANY OF OHIO
                               INDEX


Part I.  Financial Information                                 Page

      Consolidated Balance Sheets                             3 - 4

      Consolidated Statements of Income                       5 - 6

      Consolidated Statements of Cash Flows                       7

      Condensed Notes to Consolidated Financial Statements    8 - 9

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations         10 - 12


Part II.  Other Information

      Item 1.  Legal Proceedings                                 13

      Item 2.  Changes in Securities                             13

      Item 3.  Defaults Upon Senior Securities                   13

      Item 4.  Submission of Matters to a
            Vote of Security Holders                             13

      Item 5.  Other Information                                 13

      Item 6.  Exhibits and Reports on Form 8-K                  13

Signature Page                                                   14

Exhibit 12                                                       15

                                (3)
                                                                       Part I.
                                                                       Item 1.

                 UNITED TELEPHONE COMPANY OF OHIO
                    CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                                       September 30,     December 31,
                                                           1994             1993
                                                        (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                                    $    2,667        $      444
 Receivables
  Customers and other, net of allowance for doubtful
   accounts of $1,821 ($1,744 at December 31, 1993)          40,999            39,882
  Interexchange carriers, net of allowance for doubtful
   accounts of $437 ($391 at December 31, 1993)              17,993            17,243
  Affiliated companies                                        6,661            21,439
  Property tax                                                6,158            24,632
 Inventories                                                  6,245             4,427
 Prepaid expenses and other                                   8,227             4,257
                                                             88,950           112,324



PROPERTY, PLANT AND EQUIPMENT
   Land and buildings                                        58,275            57,560
   Telephone network equipment and outside plant            904,490           886,975
   Other                                                     76,147            70,113
   Construction in progress                                  24,583            15,885
                                                          1,063,495         1,030,533

Accumulated depreciation                                   (597,989)         (563,015)
                                                            465,506           467,518




PREPAID PENSION COSTS                                        36,816            30,984

DEFERRED CHARGES AND OTHER ASSETS                            18,455            18,013
                                                         $  609,727        $  628,839




See accompanying condensed notes to consolidated financial statements

                                (4)
                                                                       Part I.
                                                                       Item 1.

                 UNITED TELEPHONE COMPANY OF OHIO
                    CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                                   September 30,     December 31,
                                                       1994             1993
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt              $                 $    1,587
   Accounts payable
      Affiliates                                          5,228             3,998
      Interexchange carriers                             21,867            17,283
      Others                                             10,376            19,885
   Advance billings                                       8,047             7,408
   Accrued taxes                                         34,039            55,487
   Accrued vacation pay                                   6,391             7,234
   Accrued payroll                                        4,545             2,767
   Other                                                  8,824             9,392
                                                         99,317           125,041


LONG-TERM DEBT                                          163,830           163,705


DEFERRED CREDITS AND OTHER LIABILITIES
   Income taxes                                          42,860            47,851
   Investment tax credits                                 5,928             8,206
   Postretirement and other benefit obligations          16,988             8,596
   Other                                                  8,671            12,127
                                                         74,447            76,780

COMMON STOCK AND OTHER STOCKHOLDER'S
EQUITY
   Common stock
     Authorized 1,000,000 shares,
     stated value $100 per share,
     issued and outstanding 509,480 shares               50,948            50,948
   Capital in excess of stated value                     20,801            20,801
   Retained earnings                                    200,384           191,564
                                                        272,133           263,313

                                                     $  609,727        $  628,839


See accompanying condensed notes to the consolidated financial statements

                                (5)
                                                                       Part I.
                                                                       Item 1.

                 UNITED TELEPHONE COMPANY OF OHIO
                 CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands)
                                                        Three Months Ended
                                                           September 30,
                                                       1994             1993
                                                            (Unaudited)
OPERATING REVENUES
   Local service                                  $  43,768        $  41,696
   Network access service                            37,701           34,423
   Long-distance service                             16,533           15,768
   Other                                             12,156            9,368
                                                    110,158          101,255

OPERATING EXPENSES
   Plant expense                                     29,289           29,979
   Depreciation                                      20,184           19,272
   Customer operations                               11,579           12,439
   Corporate operations                              11,157           10,236
   Other                                              3,613            1,625
   Taxes:
      Federal income:
        Current                                      10,242            7,521
        Deferred                                     (2,248)          (1,633)
        Deferred investment tax credits                (777)            (825)
      State, local and miscellaneous                  8,419            7,838
                                                     91,458           86,452

OPERATING INCOME                                     18,700           14,803

INTEREST CHARGES
   Long-term debt                                     2,862            3,040
   Other                                                212              288
                                                      3,074            3,328

OTHER INCOME
   Interest charged to construction                     280              266
   Other, net                                           189               10
                                                        469              276


NET INCOME                                        $  16,095        $  11,751


See accompanying condensed notes to consolidated financial statements

                               (6)
                                                                       Part I.
                                                                       Item 1.

                 UNITED TELEPHONE COMPANY OF OHIO
                 CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                      1994             1993
                                                           (Unaudited)
OPERATING REVENUES
   Local service                                  $ 129,710        $ 122,514
   Network access service                           109,095          101,897
   Long-distance service                             47,854           44,921
   Other                                             29,464           25,739
                                                    316,123          295,071

OPERATING EXPENSES
   Plant expense                                     90,608           89,522
   Depreciation                                      60,002           56,553
   Customer operations                               34,559           36,229
   Corporate operations                              34,744           31,394
   Merger and integration costs                                       10,300
   Other                                              7,242            5,416
   Taxes:
      Federal income:
        Current                                      27,930           17,754
        Deferred                                     (9,502)          (7,758)
        Deferred investment tax credits              (2,278)          (2,473)
      State, local and miscellaneous                 25,821           24,423
                                                    269,126          261,360

OPERATING INCOME                                     46,997           33,711

INTEREST CHARGES
   Long-term debt                                     8,342            9,355
   Other                                                632            1,154
                                                      8,974           10,509

OTHER INCOME
   Interest charged to construction                     714              888
   Other, net                                           345               97
                                                      1,059              985


NET INCOME                                        $  39,082        $  24,187


See accompanying condensed notes to consolidated financial statements

                               (7)
                                                                       Part I.
                                                                       Item 1.

                 UNITED TELEPHONE COMPANY OF OHIO
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                                                           Nine Months Ended
                                                              September 30,
                                                           1994           1993
                                                                (Unaudited)
OPERATING ACTIVITIES
   Net income                                         $  39,082      $  24,187
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                     60,002         56,553
        Deferred income taxes and
          investment tax credits                        (11,789)       (10,174)
        Changes in operating assets and liabilities:
          Receivables                                    31,385         13,806
          Inventories                                    (1,818)        (1,448)
          Other current assets                           (3,970)        (1,138)
          Accounts payable                               (3,695)       (12,791)
          Accrued expenses and other
            current liabilities                         (20,442)       (15,216)
          Noncurrent assets and liabilities, net          5,226          4,135

NET CASH PROVIDED BY OPERATING ACTIVITIES                93,981         57,914

INVESTING ACTIVITIES
   Capital expenditures                                 (58,143)       (57,691)
   Net salvage (cost) from plant and
    equipment retired                                       153           (756)
   Other, net                                            (1,908)        (3,707)

NET CASH USED BY INVESTING ACTIVITIES                   (59,898)       (62,154)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                        105,000
   Retirements of long-term debt                         (1,587)       (76,503)
   Decrease in advances from parent company                            (25,685)
   Dividends paid                                       (30,262)
   Other                                                    (11)        (2,726)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (31,860)            86

INCREASE (DECREASE) IN CASH                               2,223         (4,154)

CASH AT BEGINNING OF PERIOD                                 444          6,971

CASH AT END OF PERIOD                                $    2,667      $   2,817

See accompanying condensed notes to consolidated financial statements

                               (8)
                                                                       Part I.
                                                                       Item 1.
                 UNITED TELEPHONE COMPANY OF OHIO
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see Note 2), to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.

1.  ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of United Telephone Company of Ohio and its wholly-owned subsidiaries, United Telecommunications Services of Ohio, Inc. and United Telephone Long Distance, Inc., collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

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

2.  SPRINT/CENTEL MERGER

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states:
Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integration and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12.8 million, of which $10.3 million was recorded during the nine months ended September 30, 1993. Such nonrecurring charges reduced net income for the nine months ended September 30, 1993 by approximately $6.1 million.

                               (9)
                                                                       Part I.
                                                                       Item 1.

                 UNITED TELEPHONE COMPANY OF OHIO
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

3.  SUPPLEMENTAL CASH FLOW INFORMATION

The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows (in thousands of dollars):
                                        Nine Months Ended September 30,
                                               1994          1993

Cash paid for:
   Interest (net of amounts capitalized)    $  7,216      $  6,696
   Income taxes                               27,928        18,462

                               (10)
                                                                       Part I.
                                                                       Item 2.

                 UNITED TELEPHONE COMPANY OF OHIO
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Sprint/Centel Merger

Effective March 9, 1993, Sprint Corporation (Sprint) consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $12.8 million, of which $10.3 million was recorded during the nine months ended September 30, 1993. Such nonrecurring charges reduced net income for the nine months ended September 30, 1993 by approximately $6.1 million.

Liquidity and Capital Resources

During the first nine months of 1994, operating activities generated cash of $94.0 million, an increase of $36.1 million compared to the same period in 1993. The increase in cash flows was primarily due to an increase in net income adjusted for depreciation and deferred income taxes, as well as a decrease in receivables and a smaller decrease in accounts payable than in the 1993 period.

Capital expenditures for the first nine months of 1994 totaled
$58.1 million, which was $452,000 more than the comparable 1993 period. The Company anticipates total capital expenditures for the year to be approximately $80.4 million.

During the first nine months of 1994, the Company retired $1.6 million in long-term debt with interest rates of 4.75 percent and
4.97 percent.  Dividends paid this quarter were $10.4 million.

The capital structure at September 30, 1994 was 62.4 percent common equity and 37.6 percent long-term debt. This compares to the 1993 year-end capital structure of 61.4 percent equity and 38.6 percent debt.

Results of Operations

Net income increased $14.9 million for the nine months ended September 30, 1994 in comparison to the same period in 1993. Merger and integration costs of $10.3 million were recorded during the nine months ended September 30, 1993.

Local service revenues increased $7.2 million or 5.9 percent for the nine months ended September 30, 1994 compared to the same period in 1993. This increase was driven, in part, by a larger customer base as indicated by a gain of 18,663 access lines for the twelve month period ended September 30, 1994. This access line growth generated $4.4 million more in basic subscriber revenue. Other local service revenues reflected a $2.8 million increase for the first nine months of 1994 compared to the same period in 1993 primarily due to increased revenues from moves, changes and maintenance of customer premise equipment.

Network access revenue increased $7.2 million or 7.1 percent for the first nine months of 1994 compared to the same period in 1993. Increased usage, as indicated by a 7.4 percent growth in minutes of use for the nine months ended September 30, 1994, compared to the same period in 1993, accounted for this increase.

                               (11)
                                                                       Part 1.
                                                                       Item 2.

                 UNITED TELEPHONE COMPANY OF OHIO
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Result of Operations (continued)

Long-distance network revenue increased $2.9 million or 6.5 percent in the first nine months of 1994 compared to the same period in 1993. Increased usage, as reflected by a 14.1 percent increase in originated long distance messages, accounted for the increase.

Other operating revenues increased $3.7 million or 14.5 percent in the first nine months of 1994 compared to the same period in 1993. This is due to an increase in equipment sales and installment revenues.

Total operating expenses other than taxes for the first nine months of 1994 decreased $2.3 million or 1.0 percent from the same period in 1993. The absence of merger and integration costs and a decrease in customer operations expense, partially offset by increases in plant expense, corporate operations expense, and other expense, contributed to this decrease.

During the nine months ended September 30, 1994, plant expense, comprised primarily of maintenance and other related expenses, increased $1.1 million or 1.2 percent from the same period in 1993 primarily due to a generic software expense increase of $2.2 million resulting from special purchases from Northern Telecom of software for central office switch conversions.

Customer operations expense decreased $1.7 million or 4.6 percent in the first nine months of 1994 compared to the same period in 1993 primarily due to a decrease in billing services expense resulting from costs in the 1993 period related to development of a new mechanized billing system.

Corporate operations expense for the first nine months of 1994 increased $3.4 million, or 10.7 percent compared to the same period in 1993 primarily due to adjustments to employee termination payments and retiree benefits, as well as an increase in external relations expense.

Other operating expense increased $1.8 million or 33.7 percent for the first nine months of 1994 compared to the same period in 1993 generally due to the cost of increased equipment sales.

Interest charges decreased $1.5 million or 14.6 percent in the first nine months of 1994 compared to the same period in 1993. This decrease was a result of the refinancing activity of long-term debt during 1993.
                               (12)

                                                                       Part 1.
                                                                       Item 2.

                 UNITED TELEPHONE COMPANY OF OHIO
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Other Matters

Consistent with most local exchange carriers, the Company  accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the
Effects of Certain Types of Regulation."   The application  of SFAS
No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes that its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities, resulting in the recognition of a material, extraordinary, noncash charge, the amount of which is not known at the present time.

                               (13)
                                                                       Part II.

                 UNITED TELEPHONE COMPANY OF OHIO


Item 1 - Legal Proceedings

    There were no reportable events during the quarter ended September 30, 1994.

Item 2 - Changes in Securities

   Omitted under the provisions of General Instruction H.

Item 3 - Defaults Upon Senior Securities

   Omitted under the provisions of General Instruction H.

Item 4 - Submission of Matters to a Vote of Security Holders

   Omitted under the provisions of General Instruction H.

Item 5 - Other Information

    The Company's ratios of earnings to fixed charges were 8.25 and 5.63 for the three months ended and 6.88 and 3.74 for the nine months ended, September 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges.
    Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expense) and the interest factor of operating rents. In the absence of the Company's recognition of $10.3 million of nonrecurring charges related to the Sprint/Centel merger recorded during the first quarter of 1993, the ratio of earnings to fixed charges for the nine months ended September 30, 1993 would have been 4.57.

Item 6 - Exhibits and Reports on Form 8-K

   (a) The following exhibit is filed as part of this report.
       (12) Computation of ratio of earnings to fixed charges.

   (b) No reports on Form 8-K were filed during the quarter ended
         September 30, 1994.

                               (14)

                 UNITED TELEPHONE COMPANY OF OHIO

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 UNITED TELEPHONE COMPANY OF OHIO
                           (Registrant)




                     Paul J. Weitzel

             By:     Paul J. Weitzel
                       Controller


             Date:  November 11, 1994






                               (15)
                                                                 Exhibit 12

                 UNITED TELEPHONE COMPANY OF OHIO
                       COMPUTATION OF RATIOS
                   OF EARNINGS TO FIXED CHARGES
                          (In Thousands)


                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                   1994       1993           1994       1993
                                     (Unaudited)                (Unaudited)

Net income                     $ 16,095   $ 11,751       $ 39,082   $ 24,187
Capitalized interest               (280)      (266)          (714)      (888)
Income tax provision              7,215      4,980         16,202      7,351
Subtotal                         23,030     16,465         54,570     30,650

Fixed charges:
   Interest charges               3,074      3,328          8,974     10,509
   Interest factor of
     operating rents                104        229            312        687

Total fixed charges               3,178      3,557          9,286     11,196

Earnings, as adjusted          $ 26,208   $ 20,022       $ 63,856   $ 41,846

Ratio of earnings to
   fixed charges                   8.25       5.63           6.88       3.74 (1)

(1) In the absence of the Company's recognition of $10.3 million of nonrecurring charges related to the Sprint/Centel merger recorded during the first quarter of 1993, the ratio of earnings to fixed charges for the nine months ended September 30, 1993 would have been 4.57.

NOTE: The above ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.